Form 10-K
period 2023-12-31
Smart Powerr Corp.
filed 2024-04-11
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $1.62, as reported on the Nasdaq Capital Market, was approximately $10.7 million.

As of December 31, 2023, there were 7,963,444 shares of the registrant’s common stock outstanding.

SMART POWERR CORP.

FORM 10-K

i

PART I

When we use the terms “we,” “us,” “our” and “the Company,” we mean Smart Powerr Corp., a Nevada corporation, and its wholly-owned subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings Co., Ltd. (“Sifang”), and Sifang’s wholly-owned subsidiaries, Shaanxi Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Technology Co., Ltd. (“Shanghai TCH”), Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”), Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”), and 16.6% owned subsidiary, Beijing Hongyuan Recycling Energy Investment Center (“Beijing Hongyuan”), and Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), which is 90% owned by Xi’an TCH and 10% owned by Shanghai TCH’s.

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

Legal and Operational Risks of Operating in the PRC

Smart Powerr Corp., or the Company or CREG, is a holding company incorporated in the state of Nevada. As a holding company with no material operations, CREG conducts a substantial majority of its operations through its subsidiaries established in the People’s Republic of China, or the PRC or China. However, neither the holding company nor any of the Company’s Chinese subsidiaries conduct any operations through contractual arrangements with a variable interest entity based in China. Investors in our common stock should be aware that they may never directly hold equity interests in the PRC operating entities, but rather purchasing equity solely in CREG, our Nevada holding company. Furthermore, shareholders may face difficulties enforcing their legal rights under United States securities laws against our directors and officers who are located outside of the United States. See “Risk Factors - Risks Related to Doing Business in China - Uncertainties with respect to the PRC legal system could adversely affect us” on page 43 of this annual report.

Our equity structure is a direct holding structure. Within our direct holding structure, the cross-border transfer of funds within our corporate entities is legal and compliant with the laws and regulations of the PRC. After the foreign investors’ funds enter CREG, the funds can be directly transferred to the PRC operating companies through its subsidiaries. Specifically, CREG is permitted under the Nevada laws to provide funding to our subsidiary in Cayman Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our subsidiary in Cayman Islands is also permitted under the laws of Cayman Islands to provide funding to CREG through dividend distribution without restrictions on the amount of the funds. Current PRC regulations permit our PRC subsidiaries to pay dividends to the Company only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. As of the date hereof, there have not been any transfers, dividends or distributions made between the holding company, its subsidiaries, and to investors. Furthermore, as of the date hereof, no cash generated from one subsidiary is used to fund another subsidiary’s operations and we do not anticipate any difficulties or limitations on our ability to transfer cash between subsidiaries. We have also not installed any cash management policies that dictate the amount of such funds and how such funds are transferred. For the foreseeable future, we intend to use the earnings for our business operations and as a result, we do not intend to distribute earnings or pay any cash dividends. See “Transfers of Cash to and from Our Subsidiaries” on page 7 and 58 of this annual report.

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

Investing in our common stock involves significant risks. Below please find a summary of the principal risks we face, organized under relevant headings. These risks are discussed more fully under “Item 1A. Risk Factors” beginning on page 28 of this annual report.

Risks Related to Our Business and Industry

●	Our business could be materially harmed by the ongoing coronavirus (COVID-19) pandemic (see “Risk Factors - Risks Related to Our Business and Industry - We face risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt our operations.” on page 33 of this annual report);

●	Changes in the economic and credit environment could have an adverse effect on demand for our projects, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price (see “Risk Factors - Risks Related to Our Business and Industry - Changes in the economic and credit environment could have an adverse effect on demand for our projects, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.” on page 29 of this annual report);

●	Changes in the growth of demand for or pricing of electricity could reduce demand for our waste energy recycling projects, which could materially harm our ability to grow our business (see “Risk Factors - Risks Related to Our Business and Industry - Changes in the growth of demand for or pricing of electricity could reduce demand for our waste energy recycling projects, which could materially harm our ability to grow our business” on page 29 of this annual report);

●	We operate in an emerging competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected (see “Risk Factors - Risks Related to Our Business and Industry - We operate in an emerging competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected” on page 31 of this annual report);

Risks Related to Doing Business in China (for a more detailed discussion, see “Item 1A. Risk Factors-Risks Related to Doing Business in China” on page 34 of this annual report)

●	We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock (see “Risk Factors - We are a holding company, and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock” on page 34 of this annual report);

●	The Chinese government exerts substantial influence over the manner in which we conduct our business activities and may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and the value of our common stock (see “Risk Factors -The Chinese government exerts substantial influence over the manner in which we must conduct our business activities and may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and the value of our common stock” on page 35 of this annual report);

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China (see “Risk Factors - The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China” on page 38 of this annual report);

●	China’s legal system is evolving and has inherent uncertainties that could limit the legal protection available to you (see “Risk Factors - Risks Related to Doing Business in China - Uncertainties with respect to the PRC legal system could adversely affect us” on page 43 of this annual report);

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law (see “Risk Factors - Risks Related to Doing Business in China - We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law” on page 41 of this annual report);

●	The joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” proposed rule changes submitted by Nasdaq and the Holding Foreign Companies Accountable Act(“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock (see “Risk Factors - Risks Related to Doing Business in China - The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock” on page 46 of this annual report);

Risks Related to Our Common Stock (for a more detailed discussion, see “Item 1A. Risk Factors- Risks Related to Our Common Stock” on page 48 of this annual report)

●	The market price of our common stock may be volatile or may decline regardless of our operating performance (see “Risk Factors - Risks Related to Our Common Stock - The market price for our common stock may be volatile” on page 48 of this annual report);

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

Kreit & Chiu CPA LLP (“Kreit & Chiu,” formerly Paris Kreit & Chiu CPA LLP), the independent registered public account firm that issued the audit report for the fiscal year ended December 31, 2022 and 2021 included elsewhere in this annual report, as an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is subject to laws in the U.S pursuant to which the PCAOB conducts regular inspections to assess such auditor’s compliance with the applicable professional standards. Kreit & Chiu is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis. Enrome LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2023, is based in Singapore and is registered with PCAOB and subject to PCAOB inspection. Therefore, we believe neither Kreit & Chiu, our previous auditor, nor Enrome LLP, our current auditor, is subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. However, as more stringent criteria have been imposed by the SEC and the PCAOB, recently, which would add uncertainties to future offerings, and we cannot assure you whether Nasdaq or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the U.S. Securities and Exchange Commission (the “SEC”), the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. See “The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock” on page 46 of this annual report.

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

For more details, see “Risk Factors - Risks Related to Doing Business in China - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if our subsidiaries or the holding company were required to obtain approval or filing in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors” on page 35 of this annual report.

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

Erdos TCH - Joint Venture

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Projects with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu - Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) - to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project was completed by the second quarter of 2020. The Xuzhou Huayu Project has been on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues.

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

Through years of research, development and experimental applications, this gas-to-energy system has started to be applied into some high energy intensive industrial plants, such as in the course of iron-smelting in metallurgy plants. Metallurgical enterprises, as the biggest industrial energy user in China, consume 13%–15% of the nation’s electricity. Electricity consumed by the iron-smelting industry accounts for 40% of that consumed by metallurgical enterprises. If all top furnaces in the iron-smelting industry are equipped with gas recovery systems, electricity consumption may decrease by 30–45%. Furthermore, environmental pollution will be reduced while energy efficiency is improved in those heavy industries.

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

Employees

As of December 31, 2023, we had 14 employees:

Management: 3 Employees

Administration: 3 Employees

Marketing: 2 Employees

Accounting & Finance: 4 Employees

Project Officer: 2 Employees

All of our personnel are employed full-time and none is represented under collective bargaining agreements. We consider our relations with our employees to be good.

We maintain certain insurance policies to safeguard us against risks and unexpected events as required in China and with applicable PRC laws, such as social security insurance, including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees. However, we do not maintain business interruption insurance or product liability insurance, which are not mandatory under PRC laws. In addition, we do not maintain key man insurance, insurance policies covering damages to our network infrastructures or information technology systems nor any insurance policies for our properties. During fiscal years 2023 and 2022, we did not make any material insurance claims in relation to our business.

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

The rapid growth of the PRC economy has resulted in widespread growth opportunities in industries across China. As a result of the global financial crisis and the inability of enterprises to gain comparable access to the same amounts of capital available in past years, the business climate has changed and growth of private enterprise in the PRC have slowed down. An economic slowdown could have an adverse effect on our financial condition. Further, if economic growth slows, and if, in conjunction, inflation is allowed to proceed unchecked, our costs would likely increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.

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

Since late 2021 and continuing through 2023, global market and economic conditions have been disrupted and volatile. Concerns over slowdown of Chinese economy, geopolitical issues, the availability and cost of credit, to this increased volatility. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a global recession. It is difficult to predict how long the current economic conditions will persist or whether they will deteriorate further. As a result, these conditions could adversely affect our financial condition and results of operations.

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. In 2023, the growth rate of domestic electricity consumption rised, and the electricity consumption of emerging industries maintained its growth momentum. China's electricity consumption reached 9.22 trillion KWH in 2023, an increase of 576.4 billion KWH over 2022, up 6.7% year-on-year and 3.1 percentage points higher than the previous year. Per capita electricity consumption reached 6,539 KWH, a record high. The electricity consumption of high-tech and equipment manufacturing industry increased by 11.3% year-on-year, 3.9 percentage points higher than the overall growth level of the manufacturing industry. The growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

The assault on Israel by Hamas (the Islamic terrorist group that controls the Palestinian territory of Gaza) in early October 2023 and Israel’s subsequent declaration of war against Hamas may have severe adverse effects on regional and global economic markets. The war between Hamas and Israel and the varying involvement of the United States and other countries, as well as political and civil unrest related to the foregoing, makes it difficult to predict the conflict’s impact on global economic and market conditions and, as a result, the situation presents material uncertainty and risk with respect to the Company.

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

Our PRC subsidiaries generate primarily all of their revenue in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiary to use its Renminbi revenues to pay dividends to us. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiary to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

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

On June 22, 2021, the U.S Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022, amending the HFCAA and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

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

On December 16, 2021, SEC announced the PCAOB designated China and Hong Kong as the jurisdictions where the PCAOB was not allowed to conduct full and complete audit inspections as mandated under the HFCAA. The Company’s auditor, Kreit & Chiu, is based in New York, New York, and therefore is not affected by this mandate by the PCAOB.

On August 26, 2022, the PCAOB announced it signed a Statement of Protocol (the “Statement of Protocol”) with the CSRC and the Ministry of Finance of China. The terms of the Statement of Protocol granted the PCAOB complete access to audit work papers and other information so that it may inspect and investigate PCAOB-registered accounting firms headquartered in China and Hong Kong.

On December 15, 2022, the PCAOB announced it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainties and depends on a number of factors out of our and our auditor’s control. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and is making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has also indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed.

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

Kreit & Chiu, the independent registered public accounting firm that issued the audit report for the fiscal year ended December 31, 2022 included elsewhere in this annual report. As an auditor of companies traded publicly in the U.S. and a firm registered with the PCAOB, is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess such auditor’s compliance with the applicable professional standards. Kreit & Chiu is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis. Enrome LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2023, is based in Singapore and is registered with PCAOB and subject to PCAOB inspection. Therefore, we believe neither Kreit & Chiu, our previous auditor, nor Enrome LLP, our current auditor is subject to the determinations as to the inability to inspect or investigate registered firms announced by the PCAOB on December 16, 2021.

However, recent developments with respect to audits of China-based companies create uncertainty about the ability of Kreit & Chiu or Enrome LLP to fully cooperate with the PCAOB’s request for audit workpapers without the approval of the Chinese authorities. We cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA ultimately result in a determination by a securities exchange to delist the Company’s securities. It remains unclear what the SEC’s implementation process related to the above rules will entail or what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange. In addition, the above amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

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

Previously, we received letters from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the Company has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Quarterly Reports on Form 10-Qs for the periods ended March 31, 2022 and June 30, 2022, the Company does not comply with Nasdaq Listing Rule 5250(c)(1) for continued listing. The Company had until October 12, 2022 to file all delinquent filings and regain compliance. On October 12, 2022, the Company received a notice of delinquency compliance from Nasdaq indicating that, based on the filings of its Form 10-Qs for the periods ended March 31, 2022 and June 30, 2022 on October 11, 2022, Nasdaq determined the Company complied with the Rule.

On May 23, 2023, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the Company has not yet filed its Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the “Form 10-Q”), the Company does not comply with Nasdaq Listing Rule 5250(c)(1) for continued listing. The Company had until July 24, 2023 to cure the deficiency or to submit a plan to regain compliance. On June 21, 2023, the Company filed its quarterly report on Form 10-Q for the period ended March 31, 2023. Accordingly, Nasdaq determined the Company complies with the Listing Rule and closed the matter.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Information technology systems, including our website, email system, and various other online processes and functions, are critical to our business and operations. The Company faces risks associated with cybersecurity, including operational interruptions, financial losses, personal information leakage and non-compliance risks.

We employed email correspondence anti-leakage software and firewall system to our website. In 2023, we did not identify any cybersecurity events that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

We will leverage internal and external resources to support our cyber risk management efforts, such as vulnerability assessments, and employee cybersecurity awareness training. We will engage the services of external information security service providers to help support our information technology environment, assist with security monitoring, and help us draft and implement information security policies when necessary and/or appropriate. Further, we will utilize third parties to help us monitor issues that are internally discovered or externally reported that may materially affect our website and email systems, and we have processes to assess the potential cybersecurity impact or risk of these issues.

ITEM 2. PROPERTIES

We currently lease one office space in Xi’an, which is located at 4/F, Block C, Rong Cheng Yun Gu Building, Keji 3rd Road, Xi’an, PRC. The average monthly rent for our office locations was $5,146 in 2023 and $5,669 in 2022.

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

On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB 77 million with loan interest of RMB 2,418,230 to Beijiang Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 in total.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “CREG.” On April 10, 2024, the last reported sales price for our common stock was $1.33 per share, and there were 8,128,525 shares of our common stock outstanding, held by approximately 2,726 shareholders of record.

Dividend Policy

We did not pay any cash dividends on our common stock in 2023. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

As of December 31, 2023, there are no recent sales of unregistered securities. Certain information previously disclosed in prior quarterly reports on Form 10-Q or in current reports on Form 8-K we filed has not been furnished in this annual report.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

For the years ended December 31, 2023 and 2022, the Company had a net loss of $746,786 and $4,457,327, respectively. The Company had an accumulated deficit of $60.50 million as of December 31, 2023. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

The Company’s organizational chart as of December 31, 2023 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits. Xi’an TCH paid $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. In May 2019, Erdos TCH ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations was further delayed due to government’s mandate for Erdos to significantly lower its energy consumption per unit of GDP by implementing a comprehensive technical upgrade of its ferrosilicon production line to meet the City’s energy-saving targets.  Erdos is currently researching the technical rectification scheme. Once the scheme is determined, Erdos TCH will carry out supporting technical transformation for its waste heat power station project. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume. The Company has not recognized any income due to the uncertainty of collection.

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

Principle of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2023. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	798,473	-%	3,880,433	-%
Loss from operations	(798,473)	-%	(3,880,433)	-%
Total non-operating income (expenses), net	148,387	-%	(507,242)	-%
Loss before income tax	(650,086)	-%	(4,387,675)	-%
Income tax expense	96,700	-%	69,652	-%
Net loss	$(746,786)	-%	$(4,457,327)	-%

SALES. Total sales for the years ended December 31, 2023 and 2022 were $0.

COST OF SALES. Cost of sales (“COS”) for the years ended December 31, 2023 and 2022 were $0.

GROSS PROFIT. Gross profit for the years ended December 31, 2023 and 2022 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses (“G&A”) totaling $798,473 for the year ended December 31, 2023, compared to $3,880,433 for the year ended December 31, 2022, a decrease of $3,081,960 or 79.4%. The decrease in operating expenses was mainly due to decreased R&D expense by $850,000 and decreased litigation expense by $2,281,277, which was partly offset by increased professional service expenses by $45,806.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating expenses consisted of gain or loss on note conversion, interest income, interest expenses, and miscellaneous expenses. For the year ended December 31, 2023, net non-operating income was $148,387 compared to non-operating expenses of $507,242 for the year ended December 31, 2022. For the year ended December 31, 2023, we had $251,668 interest income, and other income of $339,251, which was offset by $435,241 interest expense on note payable and loss on note conversion of $7,291. For the year ended December 31, 2022, we had $431,489 interest income which was offset by $686,581 interest expense on note payable, loss on note conversion of $135,103, and other expenses of $117,047.

INCOME TAX EXPENSE. Income tax expense was $96,700 for the year ended December 31, 2023, compared with $69,652 for the year ended December 31, 2022. The consolidated effective income tax rate for the year ended December 31, 2023 and 2022 were 14.9% and 1.6%, respectively.

NET LOSS. Net loss for the year ended December 31, 2023 was $746,786 compared to $4,457,327 for the year ended December 31, 2022, a decrease of net loss of $3,710,541. This decrease in net loss was mainly due to decreased operating expenses by $3,081,960, decreased other expenses by $456,298, decreased interest expense by $251,340 and decreased loss on note conversion by $127,812, which was partly offset by decreased interest income by $179,821 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Years Ended December 31, 2023 and 2022

As of December 31, 2023, the Company had cash and equivalents of $32,370, other current assets (excluding cash and equivalents) of $136.43 million, current liabilities of $23.87 million, working capital of $112.59 million, a current ratio of 5.72:1 and a liability-to-equity ratio of 0.25:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2023 and 2022:

	2023	2022
Cash provided by (used in):
Operating Activities	$(68,099,899)	$(351,880)
Investing activities	(69,124,086)	–
Financing activities	–	–

Net cash used in operating activities was $68,099,899 during the year ended December 31, 2023, compared to $351,880 for the year ended December 31, 2022. The increase in net cash outflow for the year ended December 31, 2023 was mainly due to increased cash outflow on advance to suppliers by $68.61 million, which was partly offset by decreased net loss and noncash adjustment to net loss totaling $3.19 million, and decreased cash inflow on accrued liabilities and other payables by $2.31 million.

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB 595.0 million) for purchasing the energy storage battery systems. As of December 31, 2023, the Company made a prepayment to Bangyu of $65.9 million (RMB 476.0 million). The Company is in the process of transforming and expanding into energy storage integrated solution provider business. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

Net cash used in investing activities was $69,124,086 and $0, respectively, for the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, investing activities mainly consisted of short-term loan receivable of $69,124,086.

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

As of December 31, 2023, the Company had $68,730,851 (RMB 486.1 million) short term loan to Jinan Youkai Engineering Consulting Co., Ltd (“Youkai”), an unrelated party of the Company. The short-term loan was for five days with a capital utilization fee of $14,119 (RMB 100,000) per day for total of $70,595 (RMB 500,000). To ensure the safety of the funds, before money was transferred to Youkai, Youkai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. The Company received the repayment of $68.7 million in full plus capital utilization fee in January 2024.

There was no cash provided by or use in financing activities during the years ended December 31, 2023 and 2022.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	December 31, 2023	December 31, 2022
Unrestricted accumulated deficit	$(60,497,371)	$(59,726,943)
Restricted retained earnings (surplus reserve fund)	15,191,645	15,168,003
Total accumulated deficit	$(45,305,726)	$(44,558,940)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of December 31, 2023 are as follows:

	1 year	More than	See Note
Contractual Obligation	or less	1 year	(for details)
Notes payable including accrued interest of $2,290	$5,225,033	$-	10
Entrusted loan including interest payable of $341,459	$11,213,019	$-	9
Total	$16,438,052	$-

The Company believes it has sufficient cash as of December 31, 2023, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Smart Powerr Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smart Powerr Corp. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters (“CAM”) are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of CAMs does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the CAM below, providing separate opinions on the CAMs or on the accounts or disclosures to which they relate.

The Company disclosed litigation as discussed in Note 14 to the consolidated financial statements. Litigation resolution and disclosure involves judgment and uncertainty. Therefore, we considered this a CAM. We read the Company’s disclosures, obtained attorney and management’s representation on the litigation matters to conclude on the adequacy of the disclosures and need for accrual, if any. We also audited legal expenses to ensure all litigation is disclosed and accounted for as applicable.

We have served as the Company’s auditor since 2023.

/s/ Enrome LLP
Singapore
April 11, 2024
PCAOB ID #6907

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

/s/ Kreit & Chiu, CPA LLP

Los Angeles, California

May 8, 2023

PCAOB ID #6651

SMART POWERR CORP

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022
(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA

	DECEMBER 31, 2023	DECEMBER 31, 2022

ASSETS

CURRENT ASSETS
Cash	$32,370	$138,813,673
VAT receivable	170,694	173,589
Advance to supplier	67,440,761	31,923
Operating lease right-of-use assets, net	-	62,177
Short term loan receivables	68,773,208	-
Other receivables	48,519	49,690

Total current assets	136,465,552	139,131,052

NON-CURRENT ASSETS
Fixed asset, net	3,994	4,653

Total non-current assets	3,994	4,653

TOTAL ASSETS	$136,469,546	$139,135,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$70,083	$71,271
Taxes payable	4,277,091	3,681,352
Accrued interest on notes	2,290	261,035
Notes payable, net of unamortized OID of $0 and $31,250, respectively	5,222,743	5,697,727
Accrued liabilities and other payables	2,664,461	2,776,414
Operating lease liability	-	62,178
Payable for purchase of 10% equity interest of Zhonghong	423,567	430,750
Interest payable on entrusted loans	341,459	347,249
Entrusted loan payable	10,871,560	11,055,911

Total current liabilities	23,873,254	24,383,887

NONCURRENT LIABILITIES
Income tax payable	3,350,625	3,958,625

Total noncurrent liabilities	3,350,625	3,958,625

Total liabilities	27,223,879	28,342,512

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,963,444 and 7,391,996 shares issued and outstanding	7,963	7,392
Additional paid in capital	164,870,025	163,663,305
Statutory reserve	15,191,645	15,168,003
Accumulated other comprehensive loss	(10,326,595)	(8,318,564)
Accumulated deficit	(60,497,371)	(59,726,943)

Total stockholders’ equity	109,245,667	110,793,193

TOTAL LIABILITIES AND EQUITY	$136,469,546	$139,135,705

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2023	2022

Revenue
Contingent rental income	$-	$-

Interest income on sales-type leases	-	-

Total operating income	-	-

Operating expenses
General and administrative	798,473	1,599,156
Litigation expense	-	2,281,277

Total operating expenses	798,473	3,880,433

Loss from operations	(798,473)	(3,880,433)

Non-operating income (expenses)
Loss on note conversion	(7,291)	(135,103)
Interest income	251,668	431,489
Interest expense	(435,241)	(686,581)
Other income (expenses), net	339,251	(117,047)

Total non-operating income (expenses), net	148,387	(507,242)

Loss before income tax	(650,086)	(4,387,675)
Income tax expense	96,700	69,652

Net loss	(746,786)	(4,457,327)

Other comprehensive items
Foreign currency translation loss	(2,008,031)	(11,639,753)

Comprehensive loss	$(2,754,817)	$(16,097,080)

Weighted average shares used for computing basic and diluted loss per share	7,784,868	7,334,971

Basic and diluted net loss per share	$(0.10)	$(0.61)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total

Balance as of December 31, 2021	7,044,408	$7,044	$161,531,565	$15,180,067	$3,321,189	$(55,281,680)	$124,758,185

Net loss for the year	-	-	-	-	-	(4,457,327)	(4,457,327)

Conversion of long-term notes into common shares	347,588	348	2,131,740	-	-	-	2,132,088

Transfer to statutory reserves	-	-	-	(12,064)	-	12,064	-

Foreign currency translation loss	-	-	-	-	(11,639,753)	-	(11,639,753)

Balance as of December 31, 2022	7,391,996	7,392	163,663,305	15,168,003	(8,318,564)	(59,726,943)	110,793,193

Net loss for the year	-	-	-	-	-	(746,786)	(746,786)

Conversion of long-term notes into common shares	571,448	571	1,206,720	-	-	-	1,207,291

Transfer to statutory reserves	-	-	-	23,642	-	(23,642)	-

Foreign currency translation loss	-	-	-	-	(2,008,031)	-	(2,008,031)

Balance as of December 31, 2023	7,963,444	$7,963	$164,870,025	$15,191,645	$(10,326,595)	$(60,497,371)	$109,245,667

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(746,786)	$(4,457,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of OID and debt issuing costs of notes	31,250	194,355
Bad debt expense	7,095	-
Depreciation and amortization	584	612
Operating lease expenses	62,218	65,185
Loss on note conversion	7,291	135,103
Interest expense	-	229,015
Changes in assets and liabilities:
Advance to supplier	(67,749,715)	857,500
Other receivables	(5,280)	7,822
Taxes payable	(11,774)	1,086
Payment of lease liability	(62,218)	(65,185)
Accrued liabilities and other payables	367,436	2,679,954

Net cash used in operating activities	(68,099,899)	(351,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term loan receivable	(69,124,086)	-

Net cash used in investing activities	(69,124,086)	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(1,557,318)	(12,846,334)

NET DECREASE IN CASH	(138,781,303)	(13,198,214)
CASH, BEGINNING OF YEAR	138,813,673	152,011,887

CASH, END OF YEAR	$32,370	$138,813,673

Supplemental cash flow data:
Income tax paid	$108,519	$68,648
Interest paid	$-	$-

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$1,200,000	$1,996,986

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company’s organizational chart as of December 31, 2023 is as follows:

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

Principle of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of December 31, 2023. However, there was no revenue for the Company for the years ended December 31, 2023 or 2022. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the years ended December 31, 2023 and 2022, the Company had a net loss of $746,786 and $4,457,327, respectively. The Company had an accumulated deficit of $60.50 million as of December 31, 2023. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the years ended December 31, 2023 and 2022, the Company did not sell any new power generating projects.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2023 and 2022.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2023 and 2022, the Company had no accounts receivable.

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

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of December 31, 2023 and 2022, the Company did not accrue allowance against short term loan receivables.

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

Vehicles	2 – 5 years
Office and Other Equipment	2 – 5 years

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the years ended December 31, 2023 and 2022.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At December 31, 2023 and 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of December 31, 2023 and 2022, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the years ended December 31, 2023 and 2022, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the years ended December 31, 2023 and 2022, 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

As of December 31, 2023, the Company had $68,730,851 (RMB 486.1 million) short term loan to Jinan Youkai Engineering Consulting Co., Ltd (“Youkai”), an unrelated party of the Company. The short-term loan was for five days with a capital utilization fee of $14,119 (RMB 100,000) per day for total of $70,595 (RMB 500,000). To ensure the safety of the funds, before money was transferred to Youkai, Youkai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. The Company received the repayment of $68.7 million in full plus capital utilization fee in January 2024.

4. ADVANCE TO SUPPLIERS

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB 595.0 million) for purchasing the energy storage battery systems. As of December 31, 2023, the Company made a prepayment to Bangyu of $67.2 million (RMB 476.0 million). The Company is in the process of transforming and expanding into energy storage integrated solution provider business. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

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

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company paid $650,000 at commencement of the service and recorded as R&D expense during the year ended December 31, 2022; the Company prepaid $200,000 during the year of 2023 and as of December 31, 2023, and will pay the remaining of $300,000 upon completion all the services.

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Education and union fund and social insurance payable	$181,394	$270,116
Accrued payroll and welfare	263,472	251,021
Accrued litigation	2,124,087	2,203,149
Other	95,508	52,128
Total	$2,664,461	$2,776,414

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 15).

6. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Income tax	$7,627,529	$7,639,832
Other	187	145
Total	7,627,716	7,639,977
Current	4,277,091	3,681,352
Noncurrent	$3,350,625	$3,958,625

As of December 31, 2023, income tax payable included $7.61 million from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017 ($4.28 million included in current tax payable and $3.35 million noncurrent). An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years (until year 2026) with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

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

As of December 31, 2023 and 2022, deferred tax assets consisted of the following:

	2023	2022
Accrued expenses	$615,336	$57,611
Write-off Erdos TCH net investment in sales-type leases *	4,063,263	4,579,725
Impairment loss of Xi’an TCH’s investment into the HYREF fund	2,647,296	2,692,186
US NOL	1,086,706	730,855
PRC NOL	8,355,472	9,118,123
Total deferred tax assets	16,768,073	17,178,500
Less: valuation allowance for deferred tax assets	(16,768,073)	(17,178,500)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

During the year ended December 31, 2021, the Company entered into several Exchange Agreements with the lender, pursuant to the Agreements, the Company and Lender partitioned new Promissory Notes of $3,850,000 from the original Promissory Note, including adjustment of $818,914 to increase the principal of the notes during the second quarter of 2021 as a result of the Company’s failure to pay the redemption amount in cash to lender within three trading days from receipt of the redemption notice, the Company recorded $818,914 principal adjustment as interest expense. The Company and Lender exchanged these Partitioned Notes for the delivery of 576,108 shares of the Company’s common stock. The Company recorded a loss on conversion of these notes in 2021. On January 10, 2022, the Company and Lender exchanged a Partitioned Notes of $346,986 for the delivery of 58,258 shares of the Company’s common stock. The Company recorded a $26,193 loss on conversion of this note in 2022, as a result, this Promissory Notes was paid in full on January 10, 2022.  During the year ended December 31, 2022, the Company amortized OID of $69,355 and recorded $835 interest expense on this Note.

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note was due and payable on April 1, 2023. However, as of this report date, the Company did not repay the loan, and no any further action from the lender. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. The lender made an adjustment of $229,015 to increase the outstanding principal of the notes based on a forbearance agreement entered on September 14, 2022 resulting from the Company’s default event of being delinquent on SEC filings, the Company recorded the $229,015 principal adjustment as interest expense. During the year ended December 31, 2022, the Company amortized OID of $125,000 and recorded $456,655 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,650,000 in total for the delivery of 289,330 shares of the Company’s common stock.  The Company recorded $108,910 loss on conversion of these notes in 2022. During the year ended December 31, 2023, the Company amortized OID of $31,250 and recorded $435,021 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,200,000 in total for the delivery of 571,448 shares of the Company’s common stock which was issued in 2023, and 165,081 shares was issued in January 2024.  As of December 31, 2023, the outstanding principal balance of this note was $5,222,743 with accrued interest of $2,290. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

10. STOCKHOLDERS’ EQUITY

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the year ended December 31, 2023:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2023	30,411	$14.0	1.21
Exercisable at January 1, 2023	30,411	$14.0	1.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	13,896	18.75	-
Outstanding at December 31, 2023	16,515	$10.0	0.54
Exercisable at December 31, 2023	16,515	$10.0	0.54

11. STOCK-BASED COMPENSATION PLAN

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

The following table summarizes option activity with respect to employees and independent directors for the year ended December 31, 2023:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2023	500	$16.1	4.32
Exercisable at January 1, 2023	500	$16.1	4.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2023	500	$16.1	3.32
Exercisable at December 31, 2023	500	$16.1	3.32

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

The US parent company, SPC is taxed in the US and, as of December 31, 2023, had net operating loss (“NOL”) carry forwards for income taxes of $5.17 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of December 31, 2023, the Company’s PRC subsidiaries had $33.42 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2023 and 2022:

	2023	2022
U.S. statutory rates benefit	(21.0)%	(21.0)%
Tax rate difference – current provision	2.2%	(1.9)%
Permanent differences	1.2%	2.7%
Change in valuation allowance	32.5%	21.8%
Tax expense per financial statements	14.9%	1.6%

The provision for income tax expense (benefit) for the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Income tax expense – current	$96,700	$69,652
Total income tax expense	$96,700	$69,652

13. STATUTORY RESERVES

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2023 and 2022:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2023	Statutory reserve at December 31, 2022
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,947,603 ($11,272,917)	¥73,781,005 ($11,249,275)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

14. CONTINGENCIES

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

As of this report date, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.10 million litigation expense as of December 31, 2023.

2) On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB 77 million ($11.06 million) with loan interest of RMB 2,418,449 ($0.35 million) to Beijiang Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022. There was no update for this case as of this report date.

15. COMMITMENTS

Lease Commitment

On November 20, 2017, Xi’an TCH entered into a lease for its office from December 1, 2017 through November 30, 2020. The monthly rent was RMB 36,536 ($5,600) with quarterly payment in advance. This lease expired in November 2020. The Company entered a new lease for the same location from January 1, 2021 through December 31, 2023 with monthly rent of RMB 36,536 ($5,600), to be paid every half year in advance. Upon expiration of the lease, the Company entered a new lease agreement for the same location from January 1, 2024 through December 31, 2026 with monthly rent of RMB 36,536 ($5,600), to be paid every half year in advance.

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Year Ended
December 31, 2023
Operating lease cost – amortization of ROU	$61,453
Operating lease cost – interest expense on lease liability	$765
Weighted Average Remaining Lease Term - Operating leases	-
Weighted Average Discount Rate - Operating leases	5%

Year Ended
December 31, 2022
Operating lease cost– amortization of ROU	$61,262
Operating lease cost – interest expense on lease liability	$3,923

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

16. SUBSEQUENT EVENTS

On March 29, 2024, the Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes of $300,000 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 259,067 shares of the Company’s Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2023, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our ICFR was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in internal control over financial reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s ICFR to determine whether any changes occurred during the Company’s fiscal year ended as of December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s ICFR. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s ICFR(as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our executive officers and director nominees as of the date of this report:

Name	Age	Position
Guohua Ku	62	Chief Executive Officer, Director and Chairman of the Board
Yongjiang (Jackie) Shi	49	Chief Financial Officer and Vice President
Binfeng (Adeline) Gu	46	Secretary
Yan Zhan	50	Director
Xiaoping Guo(1)	71	Independent Director
Zhongli Liu(1)	64	Independent Director
LuLu Sun(1)	46	Independent Director

(1)	Member of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Director Independence

Xiaoping Guo, LuLu Sun and Zhongli Liu are our only non-employee directors, and our Board determined that each of them is independent pursuant to the listing rules of Nasdaq. All of the members of each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent as defined in Nasdaq Rule 5605(a)(2). As required under applicable Nasdaq listing standards, in the 2023 fiscal year, our independent directors met once in regularly scheduled executive sessions at which only our independent directors were present.

Board Meetings and Committee Meeting; Annual Meeting Attendance

During the year ended December 31, 2023, the Board held 2 meetings and acted through unanimous consent on 6 different occasions. In addition, the Audit Committee held four meetings; the Corporate Governance and Nominating Committee held 4 meeting; and the Compensation Committee held 1 meeting. During the year ended December 31, 2023, each of the directors attended, in person or by telephone, more than 75% of the meetings of the Board and the committees on which he or she served. We encourage our Board members to attend our Annual Meetings, but we do not have a formal policy requiring attendance.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee currently consists of Xiaoping Guo, Zhongli Liu and LuLu Sun. Ms. LuLu Sun is the chairman of our Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee oversees all aspects of the Company’s corporate governance functions on behalf of the Board, including identifying individuals qualified to become directors, recommending to the Board the selection of director nominees for each meeting of the stockholders at which directors are elected and overseeing the monitoring and evaluation of the Company’s corporate governance practices. The Corporate Governance and Nominating Committee reviewed the performance of all of the current members of the Board and determined and recommended to the Board that all of the current directors should be nominated for re-election. No other candidates were recommended or evaluated. The Corporate Governance and Nominating Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations - Corporate Governance.”

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

The Board determined Mr. Liu qualifies as an “audit committee financial expert,” as defined by Nasdaq Rule 5605(a)(2) and Item 407 of Regulation S-K. In reaching this determination, the Board made a qualitative assessment of Mr. Liu’s level of knowledge and experience based on a number of objective and subjective factors, including formal education, financial and accounting acumen, and business experience. The Audit Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to: (i) the financial reports and other financial information provided by us to the public or any governmental body; (ii) our compliance with legal and regulatory requirements; (iii) our systems of internal controls regarding finance, accounting and legal compliance that have been established by management and the Board; (iv) the qualifications and independence of our independent registered public accounting firm; (v) the performance of our internal audit function and the independent registered public accounting firm; and (vi) our auditing, accounting and financial reporting processes generally. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In connection with its responsibilities, the Board has delegated to the Audit Committee the authority to select and hire our independent registered public accounting firm and determine their fees and retention terms. The Audit Committee’s policy is to pre-approve all audit and non-audit services by category, including audit-related services, tax services, and other permitted non-audit services. In accordance with the policy, the Audit Committee regularly reviews and receives updates on specific services provided by our independent registered public accounting firm. All services rendered by Enrome LLP to the Company are permissible under applicable laws and regulations. During fiscal year 2023, all services requiring pre-approval and performed by the Company’s accounting firm, Enrome LLP, were approved in advance by the Audit Committee in accordance with the pre-approval policy. The Audit Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations - Corporate Governance.”

Compensation Committee

The Compensation Committee currently consists of Xiaoping Guo, Zhongli Liu and LuLu Sun. Mr. Guo is the chairman of our Compensation Committee. The Compensation Committee’s purpose is (i) to oversee the Company’s efforts to attract, retain and motivate members of the Company’s senior management team, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers, (iii) to oversee all other aspects of the Company’s compensation policies, and to oversee the Company’s management resources, succession planning and management development activities. The Compensation Committee has the authority to engage independent advisors to assist it in carrying out its duties. During fiscal year 2023, the Compensation Committee did not engage the services of any independent advisors, experts or other third parties. We believe that the functioning of our Compensation Committee complies with any applicable requirements of Nasdaq and SEC rules and regulations. The Compensation Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations - Corporate Governance.”

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

Code of Ethics

We adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of our Code of Business Conduct and Ethics is available on our website at www.creg-cn.com under the links “Investor Relations - Corporate Governance.” We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2023 and 2022, by those individuals who served as our CEO, or CFO during any part of fiscal year 2023 and our other most highly compensated executive officer. The individuals listed in the table below are referred to as the “named executive officers.”

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position Year		($)	($)	($)	($)(4)	($)	($)	($)	($)
Guohua Ku	2023	30,422	--	--	--	--	--	--	30,422
Chief Executive Officer and Chairman of the Board	2022	32,239	--	--	--	--	--	--	32,239
Yongjiang (Jackie) Shi	2023	30,422	--	--	--	--	--	--	30,422
Chief Financial Officer	2022	32,239	--	--	--	--	--	--	32,239
Binfeng (Adeline) Gu	2023	23,662	--	--	--	--	--	--	23,662
Secretary	2022	25,075	--	--	--	--	--	--	25,075

Narrative to Summary Compensation Table

During the 2023 fiscal year, we used base salary as the exclusive executive compensation to our executive officers. We use base salary to fairly and competitively compensate our executives, including the named executive officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. Because of our emphasis on performance-based compensation for executives, base salary adjustments are generally made only when we believe there is a significant deviation from the market or an increase in responsibility. Our Compensation Committee reviews the base salary levels of our executives each year to determine whether an adjustment is warranted or necessary.

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

2015 Plan

In June of 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “2015 Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the 2015 Equity Plan is 124,626 shares of the Company’s authorized shares of Common Stock, as adjusted for the Reverse Stock Split, effected on April 13, 2020. The 2015 Equity Plan will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan’s effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. We have not granted any options to purchase shares of our common stock under the 2015 Equity Plan during the 2023 fiscal year.

NON-EMPLOYEE DIRECTOR COMPENSATION

Non-Employee Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded during the 2023 fiscal year to each of our non-executive directors:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
LuLu Sun	$7,043	-	-	-	-	-	$7,043
Xiaoping Guo	$7,043	-	-	-	-	-	$7,043
Zhongli Liu	$7,043	-	-	-	-	-	$7,043

In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Each non-employee director receives an annual Board fee of RMB 50,000. Non-employee directors do not receive additional fees for attendance at Board or Board committee meetings or for serving on Board Committees. There were no stock options granted and exercised by non-employee directors during the 2023 fiscal year. There were no option awards outstanding as of December 31, 2023, for any of the non-employee directors.

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

EQUITY COMPENSATION PLAN INFORMATION

During the fiscal year ended December 31, 2023, we have not issued any shares of common stock under the 2015 Plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Enrome LLP is the independent registered certified public accounting firm to audit the books and accounts of our Company and subsidiaries for the fiscal year ended December 31, 2023. Kreit & Chiu is the independent registered certified public accounting firm to audit the books and accounts of our Company and subsidiaries for the fiscal year ended December 31, 2022. The following table presents the aggregate fees billed for professional services rendered to us for the fiscal years ended December 31, 2023 and 2022 by Enrome LLP and Kreit & Chiu, respectively.

The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

Enrome LLP

Fiscal Year 2023
Audit Fees	$175,000
Audit-Related Fees	4,000
Tax Fees	--
All Other Fees	--
Total	$179,000

Kreit & Chiu CPA LLP

Fiscal Year 2022
Audit Fees	$237,312
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--
Total	$237,312

Audit Fees for the fiscal years ended December 31, 2023 and 2022 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q.

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

The Audit Committee of the Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of Enrome LLP and Kreit & Chiu CPA LLP.

Pre-approval Policies and Procedures

The Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our previous auditor, Kreit & Chiu CPA LLP, in 2022, and our current auditor, Enrome LLP, in 2023. The pre-approval policy is detailed as to the particular service or category of services and is subject to a specific budget. The services include the engagement of the independent registered public accounting firms for audit services, audit-related services, and tax services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

4.2	Description of Securities of China Recycling Energy Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2022).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021(filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2022).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.35	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.38	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.39	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020(filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

10.40	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.42	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.43	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.44	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.47	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.52	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.51 to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.53	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.53 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.54	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.54 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.55	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.55 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.56	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.56 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.57*	Exchange Agreements dated as of December 29, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC.

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

19.1	Insider Trading Policy, dated November 25, 2009. (filed as Exhibit 19.1 to the Company’s annual report on Form 10-K dated May, 8, 2023)

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97*	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Powerr Corp.

Date: April 11, 2024	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 11, 2024	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer	April 11, 2024
Guohua Ku

/s/ Xiaoping Guo	Director	April 11, 2024
Xiaoping Guo

/s/ Yan Zhan	Director	April 11, 2024
Yan Zhan

/s/ LuLu Sun	Director	April 11, 2024
LuLu Sun

/s/ Zhongli Liu	Director	April 11, 2024
Zhongli Liu

/s/ Yongjiang Shi	Chief Financial Officer and Vice President	April 11, 2024
Yongjiang Shi

/s/ Binfeng Gu	Secretary	April 11, 2024
Binfeng Gu