Form 10-Q
period 2024-03-31
Smart Powerr Corp.
filed 2024-05-14
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 14, 2024, there were 8,387,592 shares of the registrant’s common stock outstanding.

SMART POWERR CORP.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMART POWERR CORP

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2024 (UNAUDITED)	DECEMBER 31, 2023

ASSETS

CURRENT ASSETS
Cash	$68,577,267	$32,370
VAT receivable	170,398	170,694
Advance to supplier	67,326,017	67,440,761
Short term loan receivables	-	68,773,208
Other receivables	53,569	48,519

Total current assets	136,127,251	136,465,552

NON-CURRENT ASSETS
Operating lease right-of-use assets, net	168,156	-
Plant and equipment, net	3,987	3,994

Total non-current assets	172,143	3,994

TOTAL ASSETS	$136,299,394	$136,469,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$69,961	$70,083
Taxes payable	4,291,295	4,277,091
Accrued interest on notes	3,305	2,290
Notes payable	5,025,767	5,222,743
Accrued liabilities and other payables	2,620,828	2,664,461
Operating lease liability	30,898	-
Payable for purchase of 10% equity interest of Zhonghong	422,833	423,567
Interest payable on entrusted loans	340,868	341,459
Entrusted loan payable	10,852,713	10,871,560

Total current liabilities	23,658,468	23,873,254

NONCURRENT LIABILITIES
Income tax payable	3,350,625	3,350,625
Operating lease liability	121,809	-

Total noncurrent liabilities	3,472,434	3,350,625

Total liabilities	27,130,902	27,223,879

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,128,525 and 7,963,444 shares issued and outstanding	8,128	7,963

Additional paid in capital	165,191,103	164,870,025
Statutory reserve	15,191,676	15,191,645
Accumulated other comprehensive loss	(10,445,216)	(10,326,595)
Accumulated deficit	(60,777,199)	(60,497,371)

Total Company stockholders’ equity	109,168,492	109,245,667

TOTAL LIABILITIES AND EQUITY	$136,299,394	$136,469,546

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2024	2023

Revenue
Contingent rental income	$-	$-

Interest income on sales-type leases	-	-

Total operating income	-	-

Operating expenses
General and administrative	208,430	84,828

Total operating expenses	208,430	84,828

Loss from operations	(208,430)	(84,828)

Non-operating income (expenses)
(Loss) gain on note conversion	(21,243)	10,482
Interest income	39,984	88,195
Interest expense	(104,080)	(111,104)
Other income	28,152	12,285

Total non-operating expenses, net	(57,187)	(142)

Loss before income tax	(265,617)	(84,970)
Income tax expense	14,180	4,534

Net loss	(279,797)	(89,504)

Other comprehensive items
Foreign currency translation (loss) gain	(118,621)	1,681,720

Comprehensive (loss) income	$(398,418)	$1,592,216

Weighted average shares used for computing basic and diluted loss per share	8,115,826	7,565,183

Basic and diluted net loss per share	$(0.03)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total

Balance as of December 31, 2023	7,963,444	$7,963	$164,870,025	$15,191,645	$(10,326,595)	$(60,497,371)	$109,245,667

Net loss for the period	-	-	-	-	-	(279,797)	(279,797)

Conversion of long-term notes into common shares	165,081	165	321,078	-	-	-	321,243

Transfer to statutory reserves	-	-	-	31	-	(31)	-

Foreign currency translation loss	-	-	-	-	(118,621)	-	(118,621)

Balance as of March 31, 2024	8,128,525	$8,128	$165,191,103	$15,191,676	$(10,445,216)	$(60,777,199)	$109,168,492

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total

Balance as of December 31, 2022	7,391,996	7,392	163,663,305	15,168,003	(8,318,564)	(59,726,943)	110,793,193

Net loss for the period	-	-	-	-	-	(89,504)	(89,504)

Conversion of long-term notes into common shares	241,537	242	489,276	-	-	-	489,518

Transfer to statutory reserves	-	-	-	2,590	-	(2,590)	-

Foreign currency translation gain	-	-	-	-	1,681,720	-	1,681,720

Balance as of March 31, 2023	7,633,533	$7,634	$164,152,581	$15,170,593	$(6,636,844)	$(59,819,037)	$112,874,927

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(279,797)	$(89,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of OID and debt issuing costs of notes	-	31,250
Operating lease expenses	15,432	16,007
Loss (gain) on note conversion	21,243	(10,482)
Changes in assets and liabilities:
Advance to supplier	(1,824)	(4,082)
Other receivables	13,149	(2,225)
Taxes payable	14,224	(7,629)
Payment of lease liability	(30,864)	(32,014)
Accrued liabilities and other payables	64,918	28,396

Net cash used in operating activities	(183,519)	(70,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term loan receivable	68,564,217	(141,070,591)

Net cash provided by (used in) investing activities	68,564,217	(141,070,591)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	164,199	2,366,607

NET INCREASE (DECREASE) IN CASH	68,544,897	(138,774,267)
CASH, BEGINNING OF PERIOD	32,370	138,813,673

CASH, END OF PERIOD	$68,577,267	$39,406

Supplemental cash flow data:
Income tax paid	$-	$12,163
Interest paid	$-	$-

Supplemental disclosure of non-cash financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$183,250	$-
Conversion of notes into common shares	$300,000	$500,000

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

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

The Company’s organizational chart as of March 31, 2024 is as follows:

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

Principle of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of March 31, 2024. However, there was no revenue for the Company for the three months ended March 31, 2024 or 2023. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the three months ended March 31, 2024 and 2023, the Company had a net loss of $279,797 and $89,504, respectively. The Company had an accumulated deficit of $60.78 million as of March 31, 2024. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the three months ended March 31, 2024 and 2023, the Company did not sell any new power generating projects.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2024 and December 31, 2023.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2024 and December 31, 2023, the Company had no accounts receivable.

Value added tax (“VAT”)

The Company is subject to VAT and related surcharges on revenue generated from sales and services. The Company records revenue net of VAT. This VAT may be offset by qualified input VAT paid by the Company to suppliers. Net VAT balance between input VAT and output VAT is recorded in the line item of VAT receivable on the unaudited consolidated balance sheets.

The VAT rate is 13% for taxpayers selling consumer products and 6% for providing technology services. Entities that are VAT general taxpayers are allowed to offset qualified input VAT, paid to suppliers against their output VAT liabilities. As of March 31, 2024 and December 31, 2023, the Company had $170,398 and $170,694 VAT receivable, respectively.

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

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of March 31, 2024, the Company did not have any outstanding short term loan receivables; at December 31, 2023, the Company had $68.77 million short term loan receivables and did not accrue allowance against short term loan receivables.

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

Plant and Equipment

Plant and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method over the estimated lives as follows:

Vehicles	2 – 5 years
Office and Other Equipment	2 – 5 years

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Plant, and Equipment,” the Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the three months ended March 31, 2024 and 2023.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At March 31, 2024 and December 31, 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of March 31, 2024 and December 31, 2023, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the three months ended March 31, 2024 and 2023, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the three months ended March 31, 2024 and 2023, 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 will be effective for annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-01 did not have a material impact on the Company’s consolidated financial statement presentation or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. This ASU will be effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 will be applied on a prospective basis with the option to apply the standard retrospectively. The Company’s management does not believe that the adoption of ASU 2023-09 will have a material impact on the Company’s consolidated financial statement presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, will have a material impact on the Company’s financial statement presentation or disclosures.

3. SHORT-TERM LOAN RECEIVABLE

As of March 31, 2024 and December 31, 2023, the Company had $0 and $68,773,208 (RMB 486.1 million) short term loan to Jinan Youkai Engineering Consulting Co., Ltd (“Youkai”), respectively, an unrelated party of the Company. The short-term loan was for five days with a capital utilization fee of $14,119 (RMB 100,000) per day for total of $70,595 (RMB 500,000). To ensure the safety of the funds, before money was transferred to Youkai, Youkai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. The Company received the repayment of $68.7 million in full plus capital utilization fee in January 2024.

4. ADVANCE TO SUPPLIERS

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB 595.0 million) for purchasing the energy storage battery systems. As of March 31, 2024 and December 31, 2023, the Company made a prepayment to Bangyu of $67.3 million (RMB 476.0 million) and $67.4 million (RMB 476.0 million). The Company is in the process of transforming and expanding into energy storage integrated solution provider business. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

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

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company paid $650,000 at commencement of the service and recorded as R&D expense during the year ended December 31, 2022; the Company prepaid $200,000 during the year 2023 and as of March 31, 2024 and December 31, 2023, the Company will pay the remaining of $300,000 upon completion all the services.

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2024 and December 31, 2023:

	2024	2023
Education and union fund and social insurance payable	$87,187	$181,394
Accrued payroll and welfare	252,038	263,472
Accrued litigation	2,120,405	2,124,087
Other	161,198	95,508
Total	$2,620,828	$2,664,461

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 14).

6. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2024 and December 31, 2023:

	2024	2023
Income tax	$7,641,690	$7,627,529
Other	230	187
Total	7,641,920	7,627,716
Current	4,291,295	4,277,091
Noncurrent	$3,350,625	$3,350,625

As of March 31, 2024, income tax payable included $7.61 million from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017 ($4.28 million included in current tax payable and $3.35 million noncurrent). An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years (until year 2026) with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

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

As of March 31, 2024 and December 31, 2023, deferred tax assets consisted of the following:

	2024	2023
Accrued expenses	$614,269	$615,336
Write-off Erdos TCH net investment in sales-type leases *	4,056,219	4,063,263
Impairment loss of Xi’an TCH’s investment into the HYREF fund	2,642,706	2,647,296
US NOL	1,086,706	1,086,706
PRC NOL	290,493	8,355,472
Total deferred tax assets	8,690,393	16,768,073
Less: valuation allowance for deferred tax assets	(8,690,393)	(16,768,073)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

Xi’an TCH is a secondary limited partner of HYREF. The FV of the CDQ WHPG station applied in the transfer was determined by the parties based upon the appraisal report issued by Zhonglian Assets Appraisal Group (Shaanxi) Co., Ltd. as of August 15, 2018. However, per the discussion below, Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai (the “Buyers”) entered into a Buy Back Agreement, also agreed to buy back the Station when conditions under the Buy Back Agreement are met. Due to the Buy Back agreement, the loan was not deemed repaid, and therefore the Company recognized Chengli project as assets subject to buyback and kept the loan payable remained recognized under ASC 405-20-40-1 as of December 31, 2020. The Buy Back agreement was terminated in April 2021.

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

4. The lender agreed to extend the repayment of RMB 77.00 million ($11.06 million) to July 8, 2023. However, per court’s judgement on June 28, 2021, the Company should repay principal $11.06 million and accrued interest of RMB 2,418,229 ($0.35 million) within 10 days from the judgment date to Beijing Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022. The Company has not paid it yet as of this report date.

Xi’an TCH had investment RMB 75.00 million ($11.63 million) into the HYREF fund as a secondary limited partner, and the Company recorded an impairment loss of $11.63 million for such investment during the year ended December 31, 2021 due to uncertainty of the collection of the investment. This was impaired as Hongyuan does not have the ability to pay back (see Note 14 – Litigation).

9. NOTE PAYABLE, NET

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note was due and payable on April 1, 2023. However, as of this report date, the Company did not repay the loan, and no any further action from the lender. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. The lender made an adjustment of $229,015 to increase the outstanding principal of the notes based on a forbearance agreement entered on September 14, 2022 resulting from the Company’s default event of being delinquent on SEC filings, the Company recorded the $229,015 principal adjustment as interest expense. During the three months ended March 31, 2024, the Company amortized OID of $0 and recorded $104,039 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $300,000 in total for the delivery of 259,067 shares of the Company’s common stock which was issued in April 2024. The Company recorded $21,243 loss on conversion of these notes in 2024. During the three months ended March 31, 2023, the Company amortized OID of $31,250 and recorded $111,064 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $500,000 for the delivery of 241,537 shares of the Company’s common stock. The Company recorded $10,482 gain on conversion of these notes in 2023. As of March 31, 2024, the outstanding principal balance of this note was $5,025,767 with accrued interest of $3,305. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

10. STOCKHOLDERS’ EQUITY

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the three months ended March 31, 2024:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of January 1, 2024	16,515	$10.0	0.54
Exercisable as of January 1, 2024	16,515	$10.0	0.54
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of March 31, 2024	16,515	$10.0	0.29
Exercisable as of March 31, 2024	16,515	$10.0	0.29

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

The following table summarizes option activity with respect to employees and independent directors for the three months ended March 31, 2024:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding as of January 1, 2024	500	$16.1	3.32
Exercisable as of January 1, 2024	500	$16.1	3.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of March 31, 2024	500	$16.1	3.07
Exercisable as of March 31, 2024	500	$16.1	3.07

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

The US parent company, SPC is taxed in the US and, as of March 31, 2024, had net operating loss (“NOL”) carry forwards for income taxes of $5.43 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of March 31, 2024, the Company’s PRC subsidiaries had $1.16 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2024 and 2023:

	2024	2023
U.S. statutory rates benefit	(21.0)%	(21.0)%
Tax rate difference – current provision	0.2%	3.4%
Permanent differences	1.7%	5.1%
Change in valuation allowance	24.4%	17.8%
Tax expense per financial statements	5.3%	5.3%

The provision for income tax expense (benefit) for the three months ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Income tax expense – current	$14,180	$4,534
Total income tax expense	$14,180	$4,534

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of March 31, 2024 and December 31, 2023:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at March 31, 2024	Statutory reserve at December 31, 2023
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,947,819 ($11,272,948)	¥73,947,603 ($11,272,917)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

As of this report date, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.10 million litigation expense as of March 31, 2024.

2) On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB 77 million ($11.06 million) with loan interest of RMB 2,418,449 ($0.35 million) to Beijing Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022. There was no update for this case as of this report date.

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

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Three Months Ended
March 31, 2024
Operating lease cost – amortization of operating lease right-of-use asset	$15,072
Operating lease cost – interest expense on lease liability	$360
Weighted Average Remaining Lease Term - Operating leases	2.75
Weighted Average Discount Rate - Operating leases	5%

Three Months Ended
March 31, 2023
Operating lease cost – amortization of operating lease right-of-use asset	$15,618
Operating lease cost – interest expense on lease liability	$389

The following is a schedule, by years, of maturities of the office lease liabilities as of March 31, 2024:

For the year ended March 31, 2025,	$61,795
For the year ended March 31, 2026	61,795
For the year ended March 31, 2027	30,898
Total undiscounted cash flows	154,488
Less: imputed interest	(1,781)
Present value of lease liabilities	$152,707

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

For the three months ended March 31, 2024 and 2023, the Company had a net loss of $279,797 and $89,504, respectively. The Company had an accumulated deficit of $60.78 million as of March 31, 2024. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

The Company’s organizational chart as of March 31, 2024 is as follows:

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

Principle of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2024. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2024	% of Sales	2023	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	208,430	-%	84,828	-%
Loss from operations	(208,430)	-%	(84,828)	-%
Total non-operating income (expenses), net	(57,187)	-%	(142)	-%
Loss before income tax	(265,617)	-%	(84,970)	-%
Income tax expense	14,180	-%	4,534	-%
Net loss	$(279,797)	-%	$(89,504)	-%

SALES. Total sales for the three months ended March 31, 2024 and 2023 were $0.

COST OF SALES. Cost of sales (“COS”) for the three months ended March 31, 2024 and 2023 were $0.

GROSS PROFIT. Gross profit for the three months ended March 31, 2024 and 2023 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses (“G&A”) totaling $208,430 for the three months ended March 31, 2024, compared to $84,828 for the three months ended March 31, 2023, an increase of $123,602 or 145.7%. The increase in operating expenses was mainly due to increased audit expense by approximately $44,500, increased professional fee by approximately $15,700 and increased legal expense by approximately $22,000.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating expenses consisted of gain or loss on note conversion, interest income, interest expenses, and miscellaneous expenses. For the three months ended March 31, 2024, net non-operating expense was $57,187 compared to non-operating expenses of $142 for the three months ended March 31, 2023. For the three months ended March 31, 2024, we had $39,984 interest income, and other income of $28,152, which was partly offset by $104,080 interest expense on note payable and loss on note conversion of $21,243. For the three months ended March 31, 2023, we had $88,195 interest income, gain on note conversion of $10,482 and other income of $12,285, which was partly offset by $111,104 interest expense on note payable.

INCOME TAX EXPENSE. Income tax expense was $14,180 for the three months ended March 31, 2024, compared with $4,534 for the three months ended March 31, 2023. The consolidated effective income tax rate for the three months ended March 31, 2024 and 2023 were 5.3% and 5.3%, respectively.

NET LOSS. Net loss for the three months ended March 31, 2024 was $279,797 compared to $89,504 for the three months ended March 31, 2023, an increase of net loss of $190,293. This increase in net loss was mainly due to increased operating expenses by $123,602, increased loss on note conversion by $31,725 and decreased interest income by $48,211, which was partly offset by decreased interest expense by $7,024 and increased other income by $15,867 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Three Months Ended March 31, 2024 and 2023

As of March 31, 2024, the Company had cash and equivalents of $68.58 million, other current assets (excluding cash and equivalents) of $67.55 million, current liabilities of $23.66 million, working capital of $112.49 million, a current ratio of 5.75:1 and a liability-to-equity ratio of 0.25:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2024 and 2023:

	2024	2023
Cash provided by (used in):
Operating Activities	$(183,519)	$(70,283)
Investing activities	68,564,217	(141,070,591)

Net cash used in operating activities was $183,519 during the three months ended March 31, 2024, compared to $70,283 for the three months ended March 31, 2023. The increase in net cash outflow for the three months ended March 31, 2024 was mainly due to increased net loss by $190,293, which partly offset by decreased cash outflow on advance to suppliers by $2,258, decreased cash outflow on other receivable by $15,374, decreased cash outflow on taxes payable by $21,853, decreased payment of lease liability by $1,150, and increased cash inflow on accrued liabilities and other payables by $36,522.

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB 595.0 million) for purchasing the energy storage battery systems. As of March 31, 2024, the Company made a prepayment to Bangyu of $67.1 million (RMB 476.0 million). The Company is in the process of transforming and expanding into energy storage integrated solution provider business. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

Net cash provided by investing activities was $68,564,217 for the three months ended March 31, 2024, compare with net cash used in investing activities of $141,070,591 for the three months ended March 31, 2023, respectively. For the three months ended March 31, 2024, investing activities mainly consisted of repayment of short-term loan receivable of $68,564,217. For the three months ended March 31, 2023, investing activities mainly consisted of issuance of short-term loan receivable of $141,070,591.

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

There was no cash provided by or use in financing activities during the three months ended March 31, 2024 and 2023.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	March 31, 2024	December 31, 2023
Unrestricted accumulated deficit	$(60,777,199)	$(60,497,371)
Restricted retained earnings (surplus reserve fund)	15,191,676	15,191,645
Total accumulated deficit	$(45,585,523)	$(45,305,726)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of March 31, 2024 are as follows:

	1 year	More than	See Note
Contractual Obligation	or less	1 year	(for details)
Notes payable including accrued interest of $3,305	$5,029,072	$-	9
Entrusted loan including interest payable of $340,868	$11,193,581	$-	8
Total	$16,222,653	$-

The Company believes it has sufficient cash as of March 31, 2024, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by the report. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its CEO and CFO, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this report, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.10 million litigation expense as of March 31, 2024.

On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB 77 million ($11.06 million) with loan interest of RMB 2,418,449 ($0.35 million) to Beijing Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022. There was no update for this case as of the date of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2023. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K and the registration statement as referenced above. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Nome.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Current Report on Form 10-K dated December 31, 2021).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021 (filed as Exhibit 10.5 to the Company’s Current Report on Form 10-K dated December 31, 2021).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.35	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.38	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.39	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020 (as Exhibit 10.38 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2020 filed on April 15, 2021).

10.40	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.42	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.43	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.44	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.47	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.52	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.53	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2022).

10.54	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2022).

10.55	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2022).

10.56	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC.(filed as Exhibit 10.56 to the Company’s Form 10-K for the year ended December 31, 2022).

10.57	Exchange Agreements dated as of May 11, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s quarterly report on Form 10-Q dated June 21, 2023).

10.58	Exchange Agreements dated as of August 11, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.58 to the Company’s quarterly report on Form 10-Q dated November 13, 2023).

10.59	Exchange Agreements dated as of December 29, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s Form 10-K for the year ended December 31, 2023).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

19.1	Insider Trading Policy, dated November 25, 2009. (filed as Exhibit 19.1 to the Company’s annual report on Form 10-K dated May, 8, 2023)

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97	Compensation Recovery Policy (filed as Exhibit 97 to the Company’s Form 10-K for the year ended December 31, 2023).

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART POWERR CORP.

Date: May 14, 2024	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)