Form 10-Q
period 2024-06-30
Smart Powerr Corp.
filed 2024-08-14
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 14, 2024, there were 8,765,857 shares of the registrant’s common stock outstanding.

SMART POWERR CORP.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMART POWERR CORP.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2024	DECEMBER 31, 2023
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$68,102,052	$32,370
VAT receivable	169,638	170,694
Advance to supplier	67,024,680	67,440,761
Short term loan receivables	-	68,773,208
Other receivables	46,882	48,519

Total current assets	135,343,252	136,465,552

NON-CURRENT ASSETS
Right-of-use asset	152,357	-
Plant and equipment, net	3,970	3,994

Total non-current assets	156,327	3,994

TOTAL ASSETS	$135,499,579	$136,469,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$69,649	$70,083
Accrued liabilities and other payables	2,707,419	2,664,461
Taxes payable	4,277,024	4,277,091
Accrued interest on notes	103,545	2,290
Notes payable	5,025,767	5,222,743
Operating lease liability	61,520	-
Payable for purchase of 10% equity interest of Zhonghong	420,946	423,567
Interest payable on entrusted loans	339,346	341,459
Entrusted loan payable	10,804,288	10,871,560

Total current liabilities	23,809,504	23,873,254

NONCURRENT LIABILITIES
Income tax payable	3,350,625	3,350,625
Operating lease liability	90,838	-

Total noncurrent liabilities	3,441,463	3,350,625

Total liabilities	27,250,967	27,223,879

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,516,357 and 7,963,444 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	8,516	7,963
Additional paid in capital	165,329,781	164,870,025
Statutory reserve	15,191,645	15,191,645
Accumulated other comprehensive loss	(11,094,405)	(10,326,595)
Accumulated deficit	(61,186,925)	(60,497,371)

Total Company stockholders’ equity	108,248,612	109,245,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,499,579	$136,469,546

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Revenue
Contingent rental income	$-	$-	-	-

Interest income on sales-type leases	-	-	-	-

Total operating income	-	-	-	-

Operating expenses
General and administrative	559,237	459,235	350,803	374,407

Total operating expenses	559,237	459,235	350,803	374,407

Loss from operations	(559,237)	(459,235)	(350,803)	(374,407)

Non-operating income (expenses)
Gain (loss) on note conversion	(21,243)	5,602	-	(4,880)
Interest income	81,281	170,441	41,297	82,246
Interest expense	(204,331)	(220,280)	(100,251)	(109,176)
Other income, net	28,152	228,618	-	216,333

Total non-operating income (expenses), net	(116,141)	184,381	(58,954)	184,523

Loss before income tax	(675,378)	(274,854)	(409,757)	(189,884)
Income tax expense	14,176	62,492	-	57,958

Net loss	(689,554)	(337,346)	(409,757)	(247,842)

Other comprehensive items
Foreign currency translation loss	(767,810)	(4,492,048)	(649,189)	(6,173,768)

Comprehensive loss	$(1,457,364)	$(4,829,394)	$(1,058,946)	$(6,421,610)

Weighted average shares used for computing basic and diluted loss per share	8,238,106	7,643,072	8,360,386	7,803,991

Basic and diluted net loss per share	$(0.08)	$(0.04)	$(0.05)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX AND THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total
Balance as of December 31, 2023	7,963,444	$7,963	$164,870,025	$15,191,645	$(10,326,595)	$(60,497,371)	$109,245,667

Net loss for the period	-	-	-	-	-	(279,797)	(279,797)

Conversion of long-term notes into common shares	165,081	165	321,078	-	-	-	321,243

Transfer to statutory reserves	-	-	-	31	-	(31)	-

Foreign currency translation loss	-	-	-	-	(118,621)	-	(118,621)

Balance as of March 31, 2024	8,128,525	8,128	165,191,103	15,191,676	(10,445,216)	(60,777,199)	109,168,492

Net loss for the period	-	-	-	-	-	(409,757)	(409,757)

Conversion of long-term notes into common shares	259,067	259	(259)	-	-	-	-

Stock compensation expense	128,765	129	138,937	-	-	-	139,066

Transfer to statutory reserves	-	-	-	(31)	-	31	-

Foreign currency translation loss	-	-	-	-	(649,189)	-	(649,189)

Balance as of June 30, 2024	8,516,357	$8,516	$165,329,781	$15,191,645	$(11,094,405)	$(61,186,925)	$108,248,612

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total
Balance as of December 31, 2022	7,391,996	$7,392	$163,663,305	$15,168,003	$(8,318,564)	$(59,726,943)	$110,793,193

Net loss for the period	-	-	-	-	-	(89,504)	(89,504)

Conversion of long-term notes into common shares	241,537	242	489,276	-	-	-	489,518

Transfer to statutory reserves	-	-	-	2,590	-	(2,590)	-

Foreign currency translation gain	-	-	-	-	1,681,720	-	1,681,720

Balance as of March 31, 2023	7,633,533	7,634	164,152,581	15,170,593	(6,636,844)	(59,819,037)	112,874,927

Net loss for the period	-	-	-	-	-	(247,842)	(247,842)

Conversion of long-term notes into common shares	154,473	154	254,727	-	-	-	254,881

Transfer to statutory reserves	-	-	-	15,296	-	(15,296)	-

Foreign currency translation gain	-	-	-	-	(6,173,768)	-	(6,173,768)

Balance as of June 30, 2023	7,788,006	$7,788	$164,407,308	$15,185,889	$(12,810,612)	$(60,082,175)	$106,708,198

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(689,554)	$(337,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of OID and debt issuing costs of notes	-	31,250
Operating lease expenses	30,854	31,637
Loss (gain) on note conversion	21,243	(5,602)
Stock compensation expense	139,066	-
Changes in assets and liabilities:
Advance to supplier	-	(68,898,980)
Other receivables	18,164	(4,290)
Taxes payable	60	46,034
Payment of lease liability	(30,854)	(31,637)
Accrued liabilities and other payables	262,889	126,642

Net cash used in operating activities	(248,132)	(69,042,292)

CASH FLOWS FROM INVESTING ACTIVITY:
Short term loan receivable	68,542,364	(69,994,412)

Net cash provided by (used in) investing activity	68,542,364	(69,994,412)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(224,550)	679,186

NET INCREASE (DECREASE) IN CASH	68,069,682	(138,357,518)
CASH, BEGINNING OF PERIOD	32,370	138,813,673

CASH, END OF PERIOD	$68,102,052	$456,155

Supplemental cash flow data:
Income tax paid	$26,606	$37,279
Interest paid	$-	$-

Supplemental disclosure of non-cash financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$182,990	$-
Conversion of notes into common shares	$300,000	$750,000

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

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

The Company’s organizational chart as of June 30, 2024 is as follows:

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

Principle of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of June 30, 2024. However, there was no revenue for the Company for the six and three months ended June 30, 2024 or 2023. All significant inter-company accounts and transactions were eliminated in consolidation.

A subsidiary is an entity in which (i) the Company directly or indirectly controls more than 50% of the voting power; or (ii) the Company has the power to appoint or remove the majority of the members of the board of directors or to cast a majority of votes at the meetings of the board of directors or to govern the financial and operating policies of the investee pursuant to a statute or under an agreement among the shareholders or equity holders.

Uses and Sources of Liquidity

For the six months ended June 30, 2024 and 2023, the Company had a net loss of $689,554 and $337,346, respectively. For the three months ended June 30, 2024 and 2023, the Company had a net loss of $409,757 and $247,842, respectively. The Company had an accumulated deficit of $61.19 million as of June 30, 2024. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the six and three months ended June 30, 2024 and 2023, the Company did not sell any new power generating projects.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2024 and December 31, 2023.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Credit losses

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements as of January 1, 2023.

The Company’s other receivables in the balance sheet are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluates the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment on various factors, including historical experience, credit-worthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are recorded as allowance for credit losses on the consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2024 and December 31, 2023, the Company had no accounts receivable.

Value added tax (“VAT”)

The Company is subject to VAT and related surcharges on revenue generated from sales and services. The Company records revenue net of VAT. This VAT may be offset by qualified input VAT paid by the Company to suppliers. Net VAT balance between input VAT and output VAT is recorded in the line item of VAT receivable on the unaudited consolidated balance sheets.

The VAT rate is 13% for taxpayers selling consumer products and 6% for providing technology services. Entities that are VAT general taxpayers are allowed to offset qualified input VAT, paid to suppliers against their output VAT liabilities. As of June 30, 2024 and December 31, 2023, the Company had $169,638 and $170,694 VAT receivable, respectively.

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

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of June 30, 2024, the Company did not have any outstanding short term loan receivables; at December 31, 2023, the Company had $68.77 million short term loan receivables and did not accrue allowance against short term loan receivables.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Plant, and Equipment,” the Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the six and three months ended June 30, 2024 and 2023.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At June 30, 2024 and December 31, 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of June 30, 2024 and December 31, 2023, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the six and three months ended June 30, 2024 and 2023, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the six and three months ended June 30, 2024 and 2023, 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. SHORT-TERM LOAN RECEIVABLE

As of June 30, 2024 and December 31, 2023, the Company had nil and $68,773,208 (RMB 486.1 million) short term loan to Jinan Youkai Engineering Consulting Co., Ltd (“Youkai”), respectively, an unrelated party of the Company. The short-term loan was for five days with a capital utilization fee of $14,119 (RMB 100,000) per day for total of $70,595 (RMB 500,000). To ensure the safety of the funds, before money was transferred to Youkai, Youkai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. The Company received the repayment of $68.7 million in full plus capital utilization fee in January 2024.

4. ADVANCE TO SUPPLIERS

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB 595.0 million) for purchasing the energy storage battery systems. As of June 30, 2024 and December 31, 2023, the Company made a prepayment to Bangyu of $66.79 million (RMB 476.0 million) and $67.4 million (RMB 476.0 million). The Company is in the process of transforming and expanding into energy storage integrated solution provider business. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

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

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company paid $650,000 at commencement of the service and recorded as R&D expense during the year ended December 31, 2022; the Company prepaid $200,000 during the year 2023 and as of June 30, 2024 and December 31, 2023, the Company will pay the remaining of $300,000 upon completion all the services.

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2024 and December 31, 2023:

	2024	2023
Education and union fund and social insurance payable	$160,954	$181,394
Accrued payroll and welfare	235,178	263,472
Accrued litigation	2,293,992	2,124,087
Other	17,295	95,508
Total	$2,707,419	$2,664,461

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 14).

6. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2024 and December 31, 2023:

	2024	2023
Income tax	$7,627,403	$7,627,529
Other	246	187
Total	7,627,649	7,627,716
Current	4,277,024	4,277,091
Noncurrent	$3,350,625	$3,350,625

As of June 30, 2024, income tax payable included $7.61 million from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017 ($4.28 million included in current tax payable and $3.35 million noncurrent). An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years (until year 2026) with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

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

As of June 30, 2024 and December 31, 2023, deferred tax assets consisted of the following:

	2024	2023
Accrued expenses	$611,528	$615,336
Write-off Erdos TCH net investment in sales-type leases *	4,038,120	4,063,263
Impairment loss of Xi’an TCH’s investment into the HYREF fund	2,630,914	2,647,296
US NOL	1,220,717	1,086,706
PRC NOL	579,188	8,355,472
Total deferred tax assets	9,080,467	16,768,073
Less: valuation allowance for deferred tax assets	(9,080,467)	(16,768,073)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

Pursuant to the Buy Back Agreement, the Buyers jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai (see 3 below), and a CDQ WHPG station in Boxing County which was transferred to HYREF by Xi’an Zhonghong. The buy-back price for the Xi’an Hanneng’s equity was based on the higher of (i) the market price of the equity shares at the time of buy-back; or (ii) the original transfer price of the equity shares plus bank interest. The buy-back price for the Station was based on the higher of (i) the FV of the Station on the date transferred; or (ii) the loan Balance as of the date of the transfer plus interest accrued through that date. HYREF could request that the Buyers buy back the equity shares of Xi’an Hanneng and/or the CDQ WHPG station if one of the following conditions is met: (i) HYREF holds the equity shares of Xi’an Hanneng until December 31, 2021; (ii) Xi’an Huaxin New Energy Co., Ltd., is delisted from The National Equities Exchange And Quotations Co., Ltd., a Chinese over-the-counter trading system (the “NEEQ”); (iii) Xi’an Huaxin New Energy, or any of the Buyers or its affiliates has a credit problem, including not being able to issue an auditor report or standard auditor report or any control person or executive of the Buyers is involved in crimes and is under prosecution or has other material credit problems, to HYREF’s reasonable belief; (iv) if Xi’an Zhonghong fails to timely make repayment on principal or interest of the loan agreement, its supplemental agreement or extension agreement; (v) the Buyers or any party to the Debt Repayment Agreement materially breaches the Debt Repayment Agreement or its related transaction documents, including but not limited to the Share Transfer Agreement, the Pledged Assets Transfer Agreement, the Entrusted Loan Agreement and their guarantee agreements and supplemental agreements. Due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report, on December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH on December 20, 2019.

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

9. NOTE PAYABLE, NET

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note was due and payable on April 1, 2023. However, as of this report date, the Company did not repay the loan, and no any further action from the lender. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. The lender made an adjustment of $229,015 to increase the outstanding principal of the notes based on a forbearance agreement entered on September 14, 2022 resulting from the Company’s default event of being delinquent on SEC filings, the Company recorded the $229,015 principal adjustment as interest expense. During the six months ended June 30, 2024, the Company amortized OID of $0 and recorded $204,279 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $300,000 in total for the delivery of 424,148 shares of the Company’s common stock. The Company recorded $21,243 loss on conversion of these notes in 2024. During the three months ended June 30, 2024, the Company amortized OID of $0 and recorded $100,240 interest expense on this Note. During the six months ended June 30, 2023, the Company amortized OID of $31,250 and recorded $220,082 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $750,000 for the delivery of 396,010 shares of the Company’s common stock; the Company recorded $5,602 gain on conversion of these notes in 2023. During the three months ended June 30, 2023, the Company amortized OID of $0 and recorded $109,018 interest expense on this Note. As of June 30, 2024, the outstanding principal balance of this note was $5,025,767 with accrued interest of $103,545. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

10. STOCKHOLDERS’ EQUITY

Shares Issued for Stock compensation

On June 12, 2024, the Company issued 128,765 shares of its common stock for investment banking services fee, the fair value of 128,765 shares was $139,066.

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the six months ended June 30, 2024:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of January 1, 2024	16,515	$10.0	0.54
Exercisable as of January 1, 2024	16,515	$10.0	0.54
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of June 30, 2024	16,515	$10.0	0.04
Exercisable as of June 30, 2024	16,515	$10.0	0.04

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

The following table summarizes option activity with respect to employees and independent directors for the six months ended June 30, 2024:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding as of January 1, 2024	500	$16.1	3.32
Exercisable as of January 1, 2024	500	$16.1	3.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of June 30, 2024	500	$16.1	2.82
Exercisable as of June 30, 2024	500	$16.1	2.82

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

The US parent company, SPC is taxed in the US and, as of June 30, 2024, had net operating loss (“NOL”) carry forwards for income taxes of $5.81 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of June 30, 2024, the Company’s PRC subsidiaries had $2.32 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2024 and 2023:

	2024	2023
U.S. statutory rates benefit	(21.0)%	(21.0)%
Tax rate difference – current provision	(0.1)%	4.1%
Permanent differences	0.7%	2.0%
Change in valuation allowance	22.5%	37.6%
Tax expense per financial statements	2.1%	22.7%

The provision for income tax expense (benefit) for the six months ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
Income tax expense – current	$14,176	$62,492
Total income tax expense	$14,176	$62,492

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2024 and 2023:

	2024	2023
U.S. statutory rates benefit	(21.0)%	(21.0)%
Tax rate difference – current provision	(0.3)%	4.4%
Permanent differences	-%	0.5%
Change in valuation allowance	21.3%	46.6%
Tax expense per financial statements	-%	30.5%

The provision for income tax expense (benefit) for the three months ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
Income tax expense – current	$-	$57,958
Total income tax expense	$-	$57,958

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of June 30, 2024 and December 31, 2023:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at June 30, 2024	Statutory reserve at December 31, 2023
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,947,819 ($11,272,948)	¥73,947,603 ($11,272,917)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

As of this report date, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.10 million litigation expense as of June 30, 2024.

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

15. LEASE

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

The Company’s operating ROU assets and lease liabilities were as follows:

	June 30, 2024	December 31, 2023

Right-of-use assets, net	$152,357	$-

Current operating lease liabilities	61,520	-
Non-current operating lease liabilities	90,837	-
Total lease liabilities	$152,357	$-

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Six Months Ended
June 30, 2024
Operating lease cost – amortization of operating lease right-of-use asset	$30,167
Operating lease cost – interest expense on lease liability	$687
Weighted Average Remaining Lease Term - Operating leases	2.50
Weighted Average Discount Rate - Operating leases	5%

Six Months Ended
June 30, 2023
Operating lease cost – amortization of operating lease right-of-use asset	$30,863
Operating lease cost – interest expense on lease liability	$774
Weighted Average Remaining Lease Term - Operating leases	0.5
Weighted Average Discount Rate - Operating leases	5%

Three Months Ended
June 30, 2024
Operating lease cost – amortization of operating lease right-of-use asset	$15,095
Operating lease cost – interest expense on lease liability	$327

Three Months Ended
June 30, 2023
Operating lease cost – amortization of operating lease right-of-use asset	$15,245
Operating lease cost – interest expense on lease liability	$385

The following is a schedule, by years, of maturities of the office lease liabilities as of June 30, 2024:

For the year ended June 30, 2025,	$61,520
For the year ended June 30, 2026	61,520
For the year ended June 30, 2027	30,760
Total undiscounted cash flows	153,800
Less: imputed interest	(1,442)
Present value of lease liabilities	$152,358

Employment Agreement

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

On May 6, 2024, the Company entered another employment agreement with Mr. Shi for 24 months with monthly salary of RMB 18,000 ($2,500). The Company will grant the CFO no less than 5,000 shares of the Company’s common stock annually; however, as of this report date, the Board of Directors and Compensation Committee have not approved the number of shares to be given to the CFO, nor any stock reward agreement has been signed.

16. COMMITMENTS

Lease Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office as of June 30, 2024 are payable as follows：

Lease Commitment
Within 1 year	$6,756

2-5 years	$10,134
Total	$16,890

17. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited financial statements were issued and determined the Company had the following subsequent event need to be disclosed.

On July 23, 2024, the Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes of $250,000 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 249,500 shares of the Company’s Common Stock.

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

For the six months ended June 30, 2024 and 2023, the Company had net loss of $689,554 and $337,346, respectively. For the three months ended June 30, 2024 and 2023, the Company had a net loss of $409,757 and $247,842, respectively. The Company had an accumulated deficit of $61.19 million as of June 30, 2024. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

The Company’s organizational chart as of June 30, 2024 is as follows:

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

Principle of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2024. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the six months ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2024	% of Sales	2023	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	559,237	-%	459,235	-%
Loss from operations	(559,237)	-%	(459,235)	-%
Total non-operating income (expenses), net	(116,141)	-%	184,381	-%
Loss before income tax	(675,378)	-%	(274,854)	-%
Income tax expense	14,176	-%	62,492	-%
Net loss	$(689,554)	-%	$(337,346)	-%

SALES. Total sales for the six months ended June 30, 2024 and 2023 were $0.

COST OF SALES. Cost of sales (“COS”) for the six months ended June 30, 2024 and 2023 were $0.

GROSS PROFIT. Gross profit for the six months ended June 30, 2024 and 2023 were nil with gross margin of nil.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses (“G&A”) totaling $559,237 for the six months ended June 30, 2024, compared to $459,235 for the six months ended June 30, 2023, an increase of $100,002 or 21.78%. The increase in operating expenses was mainly due to increased stock compensation expense by approximately $139,066 and increased legal expense by approximately $13,025, which was partly offset by decreased audit expense by approximately $28,910.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating expenses consisted of gain or loss on note conversion, interest income, interest expenses, and miscellaneous expenses. For the six months ended June 30, 2024, net non-operating expenses was $116,141 compared to non-operating income of $184,381 for six months ended June 30, 2023. For the six months ended June 30, 2024, we had $81,281 interest income, and $28,152 other income, which was partly offset by $21,243 loss on note conversion and $204,331 interest expense. For six months ended June 30, 2023, we had $170,441 interest income, gain on note conversion of $5,602 and other income of $228,618, which was partly offset by $220,280 interest expense on note payable.

INCOME TAX EXPENSE. Income tax expense was $14,176 for the six months ended June 30, 2024, compared with $62,492 for the six months ended June 30, 2023. The consolidated effective income tax rate for the six months ended June 30, 2024 and 2023 were 2.1% and 22.7%, respectively.

NET LOSS. Net loss for the six months ended June 30, 2024 was $689,554 compared to $337,346 for the six months ended June 30, 2023, an increase of net loss of $352,208. This increase in net loss was mainly due to increased operating expenses by $100,002, increased loss on note conversion by $26,845, decreased other income by $200,466 and decreased interest income by $89,160, which was partly offset by decreased interest expense by $15,949 and decreased income tax expense by $48,316 as described above.

Comparison of Results of Operations for the three months ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2024	% of Sales	2023	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	350,803	-%	374,407	-%
Loss from operations	(350,803)	-%	(374,407)	-%
Total non-operating income (expenses), net	(58,954)	-%	184,523	-%
Loss before income tax	(409,757)	-%	(189,884)	-%
Income tax expense	-	-%	57,958	-%
Net loss	$(409,757)	-%	$(247,842)	-%

SALES. Total sales for the three months ended June 30, 2024 and 2023 were $0.

COST OF SALES. Cost of sales (“COS”) for the three months ended June 30, 2024 and 2023 were $0.

GROSS PROFIT. Gross profit for the three months ended June 30, 2024 and 2023 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses (“G&A”) totaling $350,803 for the three months ended June 30, 2024, compared to $374,407 for the three months ended June 30, 2023, a decrease of $23,604 or 6.30%. The decrease in operating expenses was mainly due to decreased audit expense by approximately $73,410, decreased NASDAQ annual fee by $47,000, decreased Broadridge service fee by $9,784, decreased legal expense by approximately $8,975 and decreased other G&A expenses by $23,500, which was partly offset by increased stock compensation expense by approximately $139,066.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating expenses consisted of gain or loss on note conversion, interest income, interest expenses, and miscellaneous expenses. For the three months ended June 30, 2024, net non-operating expenses was $58,954 compared to non-operating income of $184,523 for the three months ended June 30, 2023. For the three months ended June 30, 2024, we had $41,297 interest income, which was partly offset by $100,251 interest expense on note payable. For the three months ended June 30, 2023, we had $82,246 interest income, and other income of $216,333, which was partly offset by $109,176 interest expense on note payable, and loss on note conversion of $4,880.

INCOME TAX EXPENSE. Income tax expense was $nil for the three months ended June 30, 2024, compared with $57,958 for the three months ended June 30, 2023. The consolidated effective income tax rate for the three months ended June 30, 2024 and 2023 were nil and 30.5%, respectively.

NET LOSS. Net loss for the three months ended June 30, 2024 was $409,757 compared to $247,842 for the three months ended June 30, 2023, an increase of net loss of $161,915. This increase in net loss was mainly due to decreased other income by $216,333, decreased interest income by $40,949, which was partly offset by decreased operating expenses by $23,604, decreased loss on note conversion by $4,880, decreased interest expense by $8,925, and decreased income tax expense by $57,958 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Six Months Ended June 30, 2024 and 2023

As of June 30, 2024, the Company had cash and equivalents of $68.10 million, other current assets (excluding cash and equivalents) of $67.24 million, current liabilities of $23.81 million, working capital of $111.53 million, a current ratio of 5.68:1 and a liability-to-equity ratio of 0.25:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2024 and 2023:

	2024	2023
Cash provided by (used in):
Operating Activities	$(248,132)	$(69,042,292)
Investing activities	68,542,364	(69,994,412)
Financing activities	–	–

Net cash used in operating activities was $248,132 during the six months ended June 30, 2024, compared to $69,042,292 for the six months ended June 30, 2023. The decrease in net cash outflow for the six months ended June 30, 2024 was mainly due to decreased cash outflow on advance to supplier by $68.9 million, and increased cash inflow on accrued liabilities and other payables by $136,247, which was partly offset by increased net loss by $352,208.

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB 595.0 million) for purchasing the energy storage battery systems. As of June 30, 2024, the Company made a prepayment to Bangyu of $66.8 million (RMB 476.0 million). The Company is in the process of transforming and expanding into energy storage integrated solution provider business. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

Net cash provided by investing activities was $68,542,364 for the six months ended June 30, 2024, compare with net cash used in investing activities of $69,994,412 for the six months ended June 30, 2023, respectively. For the six months ended June 30, 2024, investing activities mainly consisted of receipt of repayment of short-term loan receivable of $68,542,364. For the six months ended June 30, 2023, investing activities mainly consisted of short-term loan receivable of $69,994,412.

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

There was no cash provided by or use in financing activities during the six months ended June 30, 2024 and 2023.

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2024.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	June 30, 2024	December 31, 2023
Unrestricted accumulated deficit	$(61,186,925)	$(60,497,371)
Restricted retained earnings (surplus reserve fund)	15,191,645	15,191,645
Total accumulated deficit	$(45,995,280)	$(45,305,726)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of June 30, 2024 are as follows:

	1 year	More than	See Note
Contractual Obligation	or less	1 year	(for details)
Notes payable including accrued interest of $103,545	$5,129,312	$-	9
Entrusted loan including interest payable of $339,346	$11,143,634	$-	8
Operating lease liability	$61,520	$90,838	15
Total	$16,334,466	$90,838

The Company believes it has sufficient cash as of June 30, 2024, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by the report. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its CEO and CFO, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this report, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.10 million litigation expense as of June 30, 2024.

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

On October 17, 2022, United States District Court for the District of Nevada (the “Court”) entered into a default judgment against us and our transfer agent, Securities Transfer Corporation that the plaintiff, Newbridge Securities Corporation (the “Plaintiff”) was entitled to payment in the amount of $139,066.0. On May 15, 2024, Securities Transfer Corporation entered into a stipulation with the Plaintiff. Pursuant to this stipulation, the Court ordered the issuance of 128,765 shares of CREG to the Plaintiff and its assignees. The abovementioned shares were issued to the Plaintiff and its assignees as of the date of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Nome.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Current Report on Form 10-K dated December 31, 2021).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021 (filed as Exhibit 10.5 to the Company’s Current Report on Form 10-K dated December 31, 2021).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.35	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.38	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.39	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020 (as Exhibit 10.38 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2020 filed on April 15, 2021).

10.40	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.42	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.43	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.44	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.47	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.52	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.53	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2022).

10.54	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2022).

10.55	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2022).

10.56	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC.(filed as Exhibit 10.56 to the Company’s Form 10-K for the year ended December 31, 2022).

10.57	Exchange Agreements dated as of May 11, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s quarterly report on Form 10-Q dated June 21, 2023).

10.58	Exchange Agreements dated as of August 11, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.58 to the Company’s quarterly report on Form 10-Q dated November 13, 2023).

10.59	Exchange Agreements dated as of December 29, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s Form 10-K for the year ended December 31, 2023).

10.60*	Exchange Agreement dated as of July 23, 2024 by and between China Recycling Energy Corporation and Bucktown Capital, LLC.

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

19.1	Insider Trading Policy, dated November 25, 2009. (filed as Exhibit 19.1 to the Company’s annual report on Form 10-K dated May, 8, 2023)

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97	Compensation Recovery Policy (filed as Exhibit 97 to the Company’s Form 10-K for the year ended December 31, 2023).

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART POWERR CORP.

Date: August 14, 2024	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)