Form 10-K
period 2024-12-31
Smart Powerr Corp.
filed 2025-03-28
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-34625

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

As of December 31, 2024, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $0.768, as reported on the Nasdaq Capital Market, was approximately $6.8 million.

As of December 31, 2024, there were 9,161,218 shares of the registrant’s common stock outstanding.

SMART POWERR CORP.

FORM 10-K

i

PART I

When we use the terms “we,” “us,” “our” and “the Company,” we mean Smart Powerr Corp., a Nevada corporation, and its wholly-owned subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings Co., Ltd. (“Sifang”), and Sifang’s wholly-owned subsidiaries, Shaanxi Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Technology Co., Ltd. (“Shanghai TCH”), Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”), Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”), and 16.3% owned subsidiary, Beijing Hongyuan Recycling Energy Investment Center (“Beijing Hongyuan”), and Xi’an Zhonghong Energy Technology Co., Ltd. (“Xi’an Zhonghong”), which is 90% owned by Xi’an TCH and 10% owned by Shanghai TCH’s.

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

Our equity structure is a direct holding structure. Within our direct holding structure, the cross-border transfer of funds within our corporate entities is legal and compliant with the laws and regulations of the PRC. After the foreign investors’ funds enter CREG, the funds can be directly transferred to the PRC operating companies through its subsidiaries. Specifically, CREG is permitted under the Nevada laws to provide funding to our subsidiary in Cayman Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our subsidiary in Cayman Islands is also permitted under the laws of Cayman Islands to provide funding to CREG through dividend distribution without restrictions on the amount of the funds. Current PRC regulations permit our PRC subsidiaries to pay dividends to the Company only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. As of the date hereof, there have not been any transfers, dividends or distributions made between the holding company, its subsidiaries, and to investors. Furthermore, as of the date hereof, no cash generated from one subsidiary is used to fund another subsidiary’s operations and we do not anticipate any difficulties or limitations on our ability to transfer cash between subsidiaries. We have also not installed any cash management policies that dictate the amount of such funds and how such funds are transferred. For the foreseeable future, we intend to use the earnings for our business operations and as a result, we do not intend to distribute earnings or pay any cash dividends. See “Transfers of Cash to and from Our Subsidiaries” on page 7 of this annual report.

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

Kreit & Chiu CPA LLP (“Kreit & Chiu,” formerly Paris Kreit & Chiu CPA LLP), the independent registered public account firm that issued the audit report for the fiscal year ended December 31, 2022 and 2021 included elsewhere in this annual report, as an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is subject to laws in the U.S pursuant to which the PCAOB conducts regular inspections to assess such auditor’s compliance with the applicable professional standards. Kreit & Chiu is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis. Enrome LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2024, is based in Singapore and is registered with PCAOB and subject to PCAOB inspection. Therefore, we believe neither Kreit & Chiu, our previous auditor, nor Enrome LLP, our current auditor, is subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. However, as more stringent criteria have been imposed by the SEC and the PCAOB, recently, which would add uncertainties to future offerings, and we cannot assure you whether Nasdaq or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the U.S. Securities and Exchange Commission (the “SEC”), the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. See “The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock” on page 46 of this annual report.

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

To develop new and practical solutions for our customers, our R&D team also has the support of our on-site and project engineers who provide feedback and numerous ideas to the R&D team from their daily experiences with installation and operation of various waste gas, heat or pressure to energy projects. Our cooperative relationship with the Shanghai Electric Distributed Energy Sources Technology Co., Ltd. gives us access to the latest developments in energy and waste-to-energy technologies as well as technical support of the R&D teams of Distributed Energy Sources of Central Research Institute of Shanghai Electric Group.

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

Employees

As of December 31, 2024, we had 14 employees:

Management: 3 Employees

Administration: 3 Employees

Marketing: 2 Employees

Accounting & Finance: 4 Employees

Project Officer: 2 Employees

All of our personnel are employed full-time and none is represented under collective bargaining agreements. We consider our relations with our employees to be good.

We maintain certain insurance policies to safeguard us against risks and unexpected events as required in China and with applicable PRC laws, such as social security insurance, including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees. However, we do not maintain business interruption insurance or product liability insurance, which are not mandatory under PRC laws. In addition, we do not maintain key man insurance, insurance policies covering damages to our network infrastructures or information technology systems nor any insurance policies for our properties. During fiscal years 2024 and 2023, we did not make any material insurance claims in relation to our business.

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. In 2023, the growth rate of domestic electricity consumption rised, and the electricity consumption of emerging industries maintained its growth momentum. China’s electricity consumption reached 9.22 trillion KWH in 2023, an increase of 576.4 billion KWH over 2022, up 6.7% year-on-year and 3.1 percentage points higher than the previous year. Per capita electricity consumption reached 6,539 KWH, a record high. The electricity consumption of high-tech and equipment manufacturing industry increased by 11.3% year-on-year, 3.9 percentage points higher than the overall growth level of the manufacturing industry. The growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

Kreit & Chiu, the independent registered public accounting firm that issued the audit report for the fiscal year ended December 31, 2022 included elsewhere in this annual report. As an auditor of companies traded publicly in the U.S. and a firm registered with the PCAOB, is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess such auditor’s compliance with the applicable professional standards. Kreit & Chiu is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis. Enrome LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2024, is based in Singapore and is registered with PCAOB and subject to PCAOB inspection. Therefore, we believe neither Kreit & Chiu, our previous auditor, nor Enrome LLP, our current auditor is subject to the determinations as to the inability to inspect or investigate registered firms announced by the PCAOB on December 16, 2021.

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

The market price of our common stock has recently declined significantly, and our common stock could be delisted from Nasdaq or trading could be suspended.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing. On September 24, 2024, the Company received a written notification from Nasdaq, notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rules for continued listing on the Nasdaq. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of US$1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 37 consecutive business days, the Company no longer meets the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until March 24, 2025, to regain compliance with the Minimum Bid Price Requirement. In the event the Company does not regain compliance by March 24, 2025, the Company may be eligible for an additional 180 calendar day grace period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten (10) business days prior to the expiration of the second compliance period if granted. As of the date of this annual report,  Company has provided written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company.

Our common stock will continue to be listed and traded on the Nasdaq Capital Market, subject to our compliance with the other listing requirements of the Nasdaq Capital Market. We cannot assure you that we will not receive other deficiency notifications from Nasdaq in the future. A decline in the closing price of our common stock could result in a breach of the requirements for listing on the Nasdaq Capital Market. If we do not maintain compliance, Nasdaq could commence suspension or delisting procedures in respect of our common stock. The commencement of suspension or delisting procedures by an exchange remains at the discretion of such exchange and would be publicly announced by the exchange. If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise additional necessary capital through equity or debt financing would be greatly impaired. Furthermore, with respect to any suspended or delisted common stock, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such common stock. A suspension or delisting would likely decrease the attractiveness of our common stock to investors and cause the trading volume of our common stock to decline, which could result in a further decline in the market price of our common stock.

In the event that our common stocks are delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in our common stocks because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our common stocks could be considered to be a “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in our common stocks, which could severely limit the market liquidity of such common stocks and impede their sale in the secondary market.

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

The market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

Future sales of our common stock, whether by us or our shareholders, could cause the price of our common stock to decline.

If our existing shareholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. Similarly, the perception in the public market that our shareholders might sell our common stock could also depress the market price of our shares. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities. In addition, the issuance and sale by us of additional common stock, or securities convertible into or exercisable for our common stock, or the perception that we will issue such securities, could reduce the trading price for our common stock as well as make future sales of equity securities by us less attractive or not feasible.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to additional price volatility.

Investors may purchase common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent an aggregate short exposure in our common stock becomes significant, investors with short exposure may have to pay a premium to purchase common stock for delivery to share lenders at times if and when the price of our common stock increases significantly, particularly over a short period of time. Those purchases may in turn, dramatically increase the price of our common stock. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to our business prospects, financial performance or other traditional measures of value for the Company or its common stock.

If we are not careful with the use of our cash assets, we could become an investment company and be subject to the additional obligations of such a categorization.

The Investment Company Act of 1940, as amended, requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Unless an exemption or safe harbor applies, a company may be deemed to be an investment company if it owns “investment securities” with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the Investment Company Act.

As of December 31, 2024, approximately 0.021% of our $121.23 million in assets was in cash.  If we were to invest a significant enough percentage of this cash in speculative investment securities we could be considered an investment company. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategies. We may have to take actions, including buying, refraining from buying, selling or refraining from selling securities, when we would otherwise not choose to in order to continue to avoid registration under the Investment Company Act.

Under interpretations by the staff of the SEC, we would not be considered an investment company if we invest this cash in various non-speculative investment securities and engage in activities that are consistent with our goal of discovering, developing and commercializing antiviral and anticancer medications. If we are not careful in how we invest our cash, we could inadvertently invest in securities that would result in us becoming an investment company.

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

ITEM 2. PROPERTIES

We currently lease one office space in Xi’an, which is located at 4/F, Block C, Rong Cheng Yun Gu Building, Keji 3rd Road, Xi’an, PRC. The average monthly rent for our office locations was $5,146 in 2023 and $5,669 in 2024.

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

As of the date of this annual report, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.10 million litigation expense as of December 31, 2024.

On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB 77 million ($11.06 million) with loan interest of RMB 2,418,449 ($0.35 million) to Beijing Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022. On November 29, 2024, The Company paid Hongyuan RMB 77,000,000 ($10.81 million) to Beijing Hongyuan Recycling Energy Investment Center (Limited Partnership).

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “CREG.” On March 27, 2025, the last reported sales price for our common stock was $0.7 per share, and there were 24,814,693 shares of our common stock outstanding, held by approximately 2735 shareholders of record.

Dividend Policy

We did not pay any cash dividends on our common stock in 2024. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

As of December 31, 2024, there are no recent sales of unregistered securities. Certain information previously disclosed in prior quarterly reports on Form 10-Q or in current reports on Form 8-K we filed has not been furnished in this annual report.

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

For the years ended December 31, 2024 and 2023, the Company had a net loss of $ 1,559,012 and $746,786, respectively. The Company had an accumulated deficit of $62,056,383 as of December 31, 2024. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

The Company’s organizational chart as of December 31, 2024 is as follows:

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

Principle of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2024. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2024	% of Sales	2023	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	1,093,468	-%	798,473	-%
Loss from operations	(1,093,468)	-%	(798,473)	-%
Total non-operating income (expenses), net	(451,547)	-%	148,387	-%
Loss before income tax	(1,545,015)	-%	(650,086)	-%
Income tax expense	13,997	-%	96,700	-%
Net loss	(1,559,012)	-%	$(746,786)	-%

SALES. Total sales for the years ended December 31, 2024 and 2023 were $0.

COST OF SALES. Cost of sales (“COS”) for the years ended December 31, 2024 and 2023 were $0.

GROSS PROFIT. Gross profit for the years ended December 31, 2024 and 2023 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses (“G&A”) totaling $1,093,468 for the year ended December 31, 2024, compared to $798,473 for the year ended December 31, 2023, an increase of $294,995 or 36.9%. It was mainly attributable to the increase of stock compensation in $139,066 and legal service fees in $133,025, partially offset by the decrease of service expenses in $34,896.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating expenses consisted of gain or loss on note conversion, interest income, interest expenses, and miscellaneous expenses. For the year ended December 31, 2024, net non-operating expenses was $451,547 compared to non-operating income of $148,387 for the year ended December 31, 2023, mainly due to the bad debt provision in $200,000 for the prepayment made in fiscal 2024 for the market and project service.

INCOME TAX EXPENSE. Income tax expense was $13,997 for the year ended December 31, 2024, compared with income tax expense $96,700 for the year ended December 31, 2023. The consolidated effective income tax rate for the year ended December 31, 2024 and 2023 were 0% and 1.6%, respectively. In 2024，Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

NET LOSS. Net loss for the year ended December 31, 2024 was $ 1,559,012 compared to $746,786 for the year ended December 31, 2023, an increase of net loss of $812,226. This increase in net loss was mainly due to increased operating expenses and impairment provision of advance to supplier, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Years Ended December 31, 2024 and 2023

As of December 31, 2024, the Company had cash and equivalents of $25,341, other current assets (excluding cash and equivalents) of $121.09 million, current liabilities of $13.10 million, working capital of $108.02 million, a current ratio of 9.25:1 and a liability-to-equity ratio of 0.16:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2024 and 2023:

	2024	2023
Cash provided by (used in):
Operating Activities	$(10,764,096)	$(68,099,899)
Investing activities	11,031,196	(69,124,086)
Financing activities	–	–

Net cash used in operating activities was $10,764,096 during the year ended December 31, 2024, compared to $68,099,899 for the year ended December 31, 2023. The decrease in net cash outflow for the year ended December 31, 2024 was mainly due to cash outflow on payment of Entrusted loan payable by $10.5 million.

Net cash used in investing activities was $11,031,196 and $(69,124,086), respectively for the years ended December 31, 2024 and 2023. For the year ended December 31, 2024. The cash inflow of investing activities mainly due to the short-term loan collection of RMB 486.1 million ($66,69 million), offsetting by new short-term loan receivable of $55.6 million.

As of December 31, 2024, the Company had $ 55,660,131 (RMB 406.3 million) short term loan to Xi’an Yingtai Energy Conservation Technology Co., Ltd (“Xi’an Yingtai”), an unrelated party of the Company.

There was no cash provided by or use in financing activities during the years ended December 31, 2024 and 2023.

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2024.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.

The Company incurred operating loss of $1.1 million, generated negative operating cash flows of $10.8 million, net loss $1.6 million for year ended December 31, 2024 and may continue to incur operating losses and generate negative operating cash flows as the Company implements its future business plan. At the end of 2024, the company had the balance of accumulated deficit $62.1 million and cash $25,341. The Company has collected back the loan receivable RMB405.8 million and advanced to supplier RMB476 million, and raised funds through issuance of common stock in the first quarter of 2025.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its business strategy and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	December 31, 2024	December 31, 2023
Unrestricted accumulated deficit	$(62,056,383)	$(60,497,371)
Restricted retained earnings (surplus reserve fund)	15,191,645	15,191,645
Total accumulated deficit	$(46,864,738)	$(45,305,726)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of December 31, 2024 are as follows:

	1 year	More than	See Note
Contractual Obligation	or less	1 year	(for details)
Notes payable - Principle	$4,705,696	$-	10
Interest payable of notes payable	69,103		10
Interest payable of Entrusted loan	$341,129	$-	9
Total	$5,115,928	$-

The Company believes it has sufficient cash as of December 31, 2024, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history. In November 2024, we paid a the Entrusted loan principal of $10,548,957 (RMB77 million), with interest still outstanding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Smart Powerr Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smart Powerr Corp. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We have served as the Company’s auditor since 2023

/s/ Enrome LLP
Singapore
March 28, 2025
PCAOB ID #6907

SMART POWERR CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 and 2023
(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA

	DECEMBER 31, 2024	DECEMBER 31, 2023
ASSETS

CURRENT ASSETS
Cash	$25,341	$32,370
VAT receivable	165,629	170,694
Advance to supplier	65,214,994	67,440,761
Short term loan receivables	55,660,132	68,773,208
Other receivables	49,747	48,519

Total current assets	121,115,843	136,465,552

NON-CURRENT ASSETS
Operating lease right-of-use assets, net	115,068	-
Fixed assets, net	3,875	3,994

Total non-current assets	118,943	3,994

TOTAL ASSETS	$121,234,786	$136,469,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$68,003	$70,083
Taxes payable	4,276,597	4,277,091
Accrued interest on notes	69,103	2,290
Notes payable, net of unamortized OID of $0 and $31,250, respectively	4,705,696	5,222,743
Accrued liabilities and other payables	3,166,486	2,664,461
Operating lease liability	58,529	-
Payable for purchase of 10% equity interest of Zhonghong	410,998	423,567
Interest payable on entrusted loans	341,129	341,459
Entrusted loan payable	-	10,871,560

Total current liabilities	13,096,541	23,873,254

NONCURRENT LIABILITIES
Income tax payable	3,350,625	3,350,625
Operating Lease liability	56,539	-
Total noncurrent liabilities	3,407,164	3,350,625

Total liabilities	16,503,705	27,223,879

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 9,161,218 and 7,963,444 shares issued and outstanding	9,161	7,963
Additional paid in capital	165,959,857	164,870,025
Statutory reserve	15,191,645	15,191,645
Accumulated other comprehensive loss	(14,373,199)	(10,326,595)
Accumulated deficit	(62,056,383)	(60,497,371)

Total stockholders’ equity	104,731,081	109,245,667

TOTAL LIABILITIES AND EQUITY	$121,234,786	$136,469,546

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2024	2023

Revenue	$-	$-

Operating expenses
General and administrative	1,093,468	798,473

Total operating expenses	1,093,468	798,473

Loss from operations	(1,093,468)	(798,473)

Non-operating income (expenses)
Loss on note conversion	-	(7,291)
Interest income	132,349	251,668
Interest expense	(478,328)	(435,241)
Other income (expenses), net	(105,568)	339,251

Total non-operating income (expenses), net	(451,547)	148,387

Loss before income tax	(1,545,015)	(650,086)
Income tax expense	13,997	96,700

Net loss	(1,559,012)	(746,786)

Other comprehensive items
Foreign currency translation loss	(4,046,604)	(2,008,031)

Comprehensive loss	$(5,605,616)	$(2,754,817)

Weighted average shares used for computing basic and diluted loss per share	8,561,881	7,784,868

Basic and diluted net loss per share	$(0.18)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 and 2023

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Capital	Reserves	Loss	Deficit	equity

Balance as of December 31, 2022	7,391,996	7,392	163,663,305	15,168,003	(8,318,564)	(59,726,943)	110,793,193

Net loss for the year	-	-	-	-	-	(746,786)	(746,786)

Conversion of long-term notes into common shares	571,448	571	1,206,720	-	-	-	1,207,291

Transfer to statutory reserves	-	-	-	23,642	-	(23,642)	-

Foreign currency translation loss	-	-	-	-	(2,008,031)	-	(2,008,031)

Balance as of December 31, 2023	7,963,444	$7,963	$164,870,025	$15,191,645	$(10,326,595)	$(60,497,371)	$109,245,667

Net loss for the year						(1,559,012)	(1,559,012)

Conversion of long-term notes into common shares	1,069,009	1,069	950,895				951,964
Stock compensation expense	128,765	129	138,937				139,066
Transfer to statutory reserves

Foreign currency translation loss					(4,046,604)		(4,046,604)

Balance as of December 31, 2024	9,161,218	9,161	165,959,857	15,191,645	(14,373,199)	(62,056,383)	104,731,081

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,559,012)	$(746,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of OID and debt issuing costs of notes	573,983	31,250
Bad debt expense	200,000	7,095
Depreciation of fixed assets	119	584
Operating lease expenses	60,066	62,218
Loss on note conversion	-	7,291
Interest expense	66,483	-
Advance to supplier	-	(67,749,715)
Other receivables	(1,228)	(5,280)
Taxes payable	4,571	(11,774)
Payment of lease liability	(60,066)	(62,218)
Accrued liabilities and other payables	499,945	367,436
Entrusted loan payable	(10,548,957)	-

Net cash used in operating activities	(10,764,096)	(68,099,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term loan receivable repayment	(55,660,131)	(69,124,086)
Short term loan receivable collection	66,691,327	-

Net cash generated from (used in) investing activities	11,031,196	(69,124,086)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(274,129)	(1,557,318)

NET DECREASE IN CASH	(7,029)	(138,781,303)
CASH, BEGINNING OF YEAR	32,370	138,813,673

CASH, END OF YEAR	$25,341	$32,370

Supplemental cash flow data:
Income tax paid	$25,898	$108,519
Interest paid	$-	$-

Supplemental disclosure of non-cash financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	1,238,575	-
Conversion of notes into common shares	$1,197,774	$1,200,000

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The Company’s organizational chart as of December 31, 2024 is as follows:

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

Principle of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of December 31, 2024. However, there was no revenue for the Company for the years ended December 31, 2024 or 2023. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the years ended December 31, 2024 and 2023, the Company had a net loss of $1,559,012 and $746,786, respectively. The Company had an accumulated deficit of $62,056,383 as of December 31, 2024. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the years ended December 31, 2024 and 2023, the Company did not sell any new power generating projects.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2024 and 2023.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2024 and 2023, the Company had no accounts receivable.

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

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of December 31, 2024 and 2023, the Company did not accrue allowance against short term loan receivables.

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

Fixed assets, net

Fixed asset, net are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When fixed asset are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of fixed asset is provided using the straight-line method over the estimated lives as follows:

Vehicles	2 – 5 years
Office and Other Equipment	2 – 5 years

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the years ended December 31, 2024 and 2023.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At December 31, 2024 and 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of December 31, 2024 and 2023, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the years ended December 31, 2024 and 2023, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the years ended December 31,2024 and 2023,30,911 and 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. SHORT-TERM LOAN RECEIVABLE

As of December 31, 2024, the Company had $ 55,945,372 (RMB 405.8 million) short term loan to Xi’an Yingtai Energy Conservation Technology Co., Ltd (“Xi’an Yingtai”), an unrelated party of the Company. The short-term loan was for fifteen days with a capital utilization fee of $10,960 (RMB 80,000) per day for total of $65,759. To ensure the safety of the funds, before money was transferred to Xi’an Yingtai, Xi’an Yingtai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. The company collected all the repayments before January 10, 2025, including RMB 200 million on January 9, 2025 and RMB 205.8 million and total interest income RMB 1.2 million on January 10, 2025.

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

As of December 31, 2023, the Company had $68,730,851 (RMB 486.1 million) short term loan to Jinan Youkai Engineering Consulting Co., Ltd (“Youkai”), an unrelated party of the Company. The short-term loan was for five days with a capital utilization fee of $14,119 (RMB 100,000) per day for total of $70,595 (RMB 500,000). To ensure the safety of the funds, before money was transferred to Youkai, Youkai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. The Company received the repayment of RMB 486.1 million in full plus capital utilization fee in January 2024.

4. ADVANCE TO SUPPLIERS

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB 595.0 million) for purchasing the energy storage battery systems. As of December 31, 2023, the Company made a prepayment to Bangyu of $67.2 million (RMB 476.0 million). The Company is in the process of transforming and expanding into energy storage integrated solution provider business. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. On March 11, 2025, a termination agreement was signed. The company collected all prepayments of RMB476 million on March 25, 2025.

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company paid $650,000 at commencement of the service and recorded as R&D expense during the year ended December 31, 2022; the Company prepaid $200,000 during the year of 2023.  Based on the company’s policy, the management accrued 100% bad debt provision for the prepayment.

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Education and union fund and social insurance payable	$227,137	$181,394
Accrued payroll and welfare	230,029	263,472
Accrued litigation	2,392,383	2,124,087
professional fee	253,307	-
Other	63,630	95,508
Total	$3,166,486	$2,664,461

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 14).

6. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Income tax	$7,607,201	$7,639,832
Other	20,021	145
Total	7,627,222	7,639,977
Current	4,276,597	4,277,091
Noncurrent	$3,350,625	$3,350,625

As of December 31, 2024, income tax payable included $7.61 million from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017 ($4.28 million included in current tax payable and $3.35 million noncurrent). An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years (until April, 2026) with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election, but did not pay the tax and expected to apply for extra extension due to the losses in the following consecutive years.

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

As of December 31, 2024 and 2023, deferred tax assets consisted of the following:

	2024	2023
Accrued expenses	$48,616	$615,336
Tax provision(credit)	-	-
Write-off Erdos TCH net investment in sales-type leases *	-	4,063,263
Impairment loss of Xi’an TCH’s investment into the HYREF fund	-	2,647,296
Impairment of advance to supplier	42,000	-
US NOL	233,651	1,086,706
PRC NOL	444	8,355,472
Total deferred tax assets	324,711	16,768,073
Less: valuation allowance for deferred tax assets	(324,711)	(16,768,073)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

In November 2024, Xi’an TCH repaid a principal of RMB 77 million ($10.55 million), with interest still outstanding.

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

10. STOCKHOLDERS’ EQUITY

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the year ended December 31, 2024:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2024	16,515	$10.0	0.54
Exercisable at January 1, 2024	16,515	$10.0	0.54
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired
Outstanding at December 31, 2024	16,515	10.0	-
Exercisable at December 31, 2024	16,515	10.0	-

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

The following table summarizes option activity with respect to employees and independent directors for the year ended December 31, 2024:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2024	500	$16.1	3.32
Exercisable at January 1, 2024	500	$16.1	3.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2024	500	$16.1	2.32
Exercisable at December 31, 2024	500	$16.1	2.32

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

The US parent company, SPC is taxed in the US and, as of December 31, 2024, had net operating loss (“NOL”) carry forwards for income taxes of $5.17 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of December 31, 2024, the Company’s PRC subsidiaries had $33.42 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2024 and 2023:

	2024	2023
U.S. statutory rates benefit	(21.0)%	(21.0)%
Tax rate difference – current provision	3.1%	2.2%
Permanent differences	2.7%	1.2%
Change in valuation allowance	15.2%	32.5%
Tax expense per financial statements	0%	14.9%

The provision for income tax expense (benefit) for the years ended December 31, 2024 and 2024 consisted of the following:

	2024	2023
Income tax expense – current	$13,997	$96,700
Total income tax expense	$13,997	$96,700

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2024 and 2023:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2024	Statutory reserve at December 31, 2023
Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 73,947,603 ($11,272,917)	¥ 73,781,005 ($11,249,275)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

As of this report date, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.10 million litigation expense as of December 31, 2024.

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

In November 2024, 77 million yuan has been paid, but the interest has not been paid, and whether it will be paid has not yet been determined.

15. LEASE

On January 1, 2024, Xi’an TCH entered into a lease for its office from January 1, 2024 through December 31, 2026. The monthly rent was RMB 36,536 ($5,600) with half-year payment in advance. This lease expired in December 31,2026.

The Company’s operating ROU assets and lease liabilities were as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Right-of-use assets, net	$115,068	-
Current operating lease liabilities	$58,529	-
Non-current operating lease liabilities	56,539	-
Total lease liabilities	115,068	-

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Operating lease cost – amortization of ROU	$60,931	$61,453
Operating lease cost – interest expense on lease liability	$5,528	$765
Weighted Average Remaining Lease Term - Operating leases	2	-
Weighted Average Discount Rate - Operating leases	3.48%	5%

The following is a schedule, by years, of maturities of the office lease liabilities as of December 31, 2024:

For the year ended December 31, 2025,	$60,066
For the year ended December 31, 2026	$60,066
Total undiscounted cash flows	120,132
Less: imputed interest	(5,063)
Present value of lease liabilities	115,068

Employment Agreement

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

16. SUBSEQUENT EVENTS

On December 25, 2024, the Company entered into a securities purchase agreement with certain purchaser, pursuant to which the Company has agreed issue and sell an aggregate of (i) 900,000 shares of common stock at a purchase price of $0.62 per share, par value $0.001 per share and (ii) pre-funded warrants to purchase an aggregate of up to 2,340,000 shares of common stock in a registered direct offering to certain purchasers. The offering closed on January 3, 2025.

On February 18, 2025, the Company entered into certain securities purchase agreements with each of the purchasers (“Purchasers”), pursuant to which the Company has agreed to issue and sell an aggregate of 8,029,851 shares of common stock, par value $0.001 per share of the Company, at an aggregate purchase price of up to $5,380,000, in a private offering to certain Purchasers. The purchase price of each Share is $0.67. The Company received the payment on February 19,2025 and closed the transaction on the same day.

Mr. Guohua Ku, the Chief Executive Officer and Chairman of the Board of the Company, participated in the Offering and purchased 2,925,373 Shares at the Purchase Price. After the Offering, Mr. Ku currently beneficially own approximately 22.9% of our issued and outstanding shares of common stock of the Company. The transaction was negotiated at arm’s length.

On March 6, 2025, the Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes of $250,000 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 323,624 shares of the Company’s Common Stock.

On March 10, 2025, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with certain purchasers (“Purchasers”) on March 4, 2025, pursuant to which the Company has agreed to issue and sell an aggregate of 4,060,000 shares of common stock (the “Shares”) of the Company, at a purchase price of $0.61 per share, par value $0.001 per share, in a registered direct offering (“Offering”) to certain Purchasers. The Company issued the Shares and the Offering closed on March 12, 2025.

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

We conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2024, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our ICFR was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in internal control over financial reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s ICFR to determine whether any changes occurred during the Company’s fiscal year ended as of December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s ICFR. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s ICFR(as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our executive officers and director nominees as of the date of this report:

Name	Age	Position
Guohua Ku	63	Chief Executive Officer, Director and Chairman of the Board
Yongjiang (Jackie) Shi	50	Chief Financial Officer and Vice President
Binfeng (Adeline) Gu	47	Secretary
Yan Zhan	51	Director
Xiaoping Guo(1)	72	Independent Director
Zhongli Liu(1)	65	Independent Director
LuLu Sun(1)	47	Independent Director

(1)	Member of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Board Meetings and Committee Meeting; Annual Meeting Attendance

During the year ended December 31, 2024, the Board held 1 meeting and acted through unanimous consent on 2 different occasions. In addition, the Audit Committee held 4 meetings; the Corporate Governance and Nominating Committee held 1 meeting; and the Compensation Committee held 1 meeting. During the year ended December 31, 2024, each of the directors attended, in person or by telephone, more than 75% of the meetings of the Board and the committees on which he or she served. We encourage our Board members to attend our Annual Meetings, but we do not have a formal policy requiring attendance.

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

Compensation Committee

The Compensation Committee currently consists of Xiaoping Guo, Zhongli Liu and LuLu Sun. Mr. Guo is the chairman of our Compensation Committee. The Compensation Committee’s purpose is (i) to oversee the Company’s efforts to attract, retain and motivate members of the Company’s senior management team, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers, (iii) to oversee all other aspects of the Company’s compensation policies, and to oversee the Company’s management resources, succession planning and management development activities. The Compensation Committee has the authority to engage independent advisors to assist it in carrying out its duties. During fiscal year 2024, the Compensation Committee did not engage the services of any independent advisors, experts or other third parties. We believe that the functioning of our Compensation Committee complies with any applicable requirements of Nasdaq and SEC rules and regulations. The Compensation Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations - Corporate Governance.”

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2024 and 2023, by those individuals who served as our CEO, or CFO during any part of fiscal years 2024 and 2023 and our other most highly compensated executive officer. The individuals listed in the table below are referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guohua Ku	2024	30,337	—	—	—	—	—	—	30,337
Chief Executive Officer and Chairman of the Board	2023	30,422	—	—	—	—	—	—	30,422
Yongjiang (Jackie) Shi	2024	30,337	—	—	—	—	—	—	30,337
Chief Financial Officer	2023	30,422	—	—	—	—	—	—	30,422
Binfeng (Adeline) Gu	2024	23,596	—	—	—	—	—	—	23,596
Secretary	2023	23,662	—	—	—	—	—	—	23,662

Narrative to Summary Compensation Table

During the 2024 fiscal year, we used base salary as the exclusive executive compensation to our executive officers. We use base salary to fairly and competitively compensate our executives, including the named executive officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. Because of our emphasis on performance-based compensation for executives, base salary adjustments are generally made only when we believe there is a significant deviation from the market or an increase in responsibility. Our Compensation Committee reviews the base salary levels of our executives each year to determine whether an adjustment is warranted or necessary.

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

NON-EMPLOYEE DIRECTOR COMPENSATION

Non-Employee Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded during the 2024 fiscal year to each of our non-executive directors:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
LuLu Sun	$7,022	-	-	-	-	-	$7,022
Xiaoping Guo	$7,022	-	-	-	-	-	$7,022
Zhongli Liu	$7,022	-	-	-	-	-	$7,022

In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Each non-employee director receives an annual Board fee of RMB 50,000. Non-employee directors do not receive additional fees for attendance at Board or Board committee meetings or for serving on Board Committees. There were no stock options granted and exercised by non-employee directors during the 2024 fiscal year. There were no option awards outstanding as of December 31, 2024, for any of the non-employee directors.

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

EQUITY COMPENSATION PLAN INFORMATION

During the fiscal year ended December 31, 2024, we have not issued any shares of common stock under the 2015 Plan.

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

On February 18, 2025, the Company entered into certain securities purchase agreements with each of the purchasers, pursuant to which the Company has agreed to issue and sell an aggregate of 8,029,851 shares of common stock, par value $0.001 per share of the Company, at an aggregate purchase price of up to $5,380,000, in a private offering to certain the purchasers. The purchase price of each Share is $0.67 which equals the average closing price quoted on the Nasdaq Stock Market of the common stock of the Company for the 5 trading days immediately prior to the date of the Securities Purchase Agreements. The Company received the payment on February 19, 2025 and closed the transaction on the same day. Mr. Guohua Ku, the Chief Executive Officer and Chairman of the Board of the Company, participated in the Offering and purchased 2,925,373 Shares at the purchase price. As the date of this annual report, Mr. Ku currently beneficially own approximately 22.9% of our issued and outstanding shares of common stock of the Company. The transaction was negotiated at arm’s length.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Enrome LLP is the independent registered certified public accounting firm to audit the books and accounts of our Company and subsidiaries for the fiscal years ended December 31, 2024 and 2023. The following table presents the aggregate fees billed for professional services rendered to us for the fiscal years ended December 31, 2024 and 2023 by Enrome LLP.

The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

Enrome LLP

	Fiscal Year 2024	Fiscal Year 2023
Audit Fees	$200,000	175,000
Audit-Related Fees	10,500	4,000
Tax Fees	--	--
All Other Fees	--	--
Total	$210,500	179,000

Audit Fees for the fiscal years ended December 31, 2024 and 2023 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q.

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

The Audit Committee of the Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of Enrome LLP.

Pre-approval Policies and Procedures

The Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our current auditor, Enrome LLP, in 2023 and 2024. The pre-approval policy is detailed as to the particular service or category of services and is subject to a specific budget. The services include the engagement of the independent registered public accounting firms for audit services, audit-related services, and tax services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

4.2	Description of Securities of China Recycling Energy Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

4.3	Form of Pre-Funded Warrants (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2022).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021(filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2022).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.35	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.38	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.39	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020(filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

10.40	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.42	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.43	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.44	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.47	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.52	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.51 to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.53	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.53 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.54	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.54 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.55	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.55 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.56	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.56 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.57	Exchange Agreements dated as of December 29, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s annual report on Form 10-K dated April 11, 2024)

10.58	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated December 25, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

10.59	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated February 18, 2025(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2025)

10.60*	Form of Exchange Agreement between the Company and certain Lender, dated March 6, 2025

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

19.1	Insider Trading Policy, dated November 25, 2009. (filed as Exhibit 19.1 to the Company’s annual report on Form 10-K dated May, 8, 2023)

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97	Compensation Recovery Policy (filed as Exhibit 97 to the Company’s annual report on Form 10-K dated April 11, 2024)

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Powerr Corp.

Date: March 28, 2025	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2025	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer	March 28, 2025
Guohua Ku

/s/ Xiaoping Guo	Director	March 28, 2025
Xiaoping Guo

/s/ Yan Zhan	Director	March 28, 2025
Yan Zhan

/s/ LuLu Sun	Director	March 28, 2025
LuLu Sun

/s/ Zhongli Liu	Director	March 28, 2025
Zhongli Liu

/s/ Yongjiang Shi	Chief Financial Officer and Vice President	March 28, 2025
Yongjiang Shi

/s/ Binfeng Gu	Secretary	March 28, 2025
Binfeng Gu