Form 10-Q
period 2025-03-31
Smart Powerr Corp.
filed 2025-05-15
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-12536

SMART POWERR CORP.

(Exact name of registrant as specified in its charter)

Nevada	90-0093373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4/F, Tower C Rong Cheng Yun Gu Building Keji 3rd Road Yanta District, Xi An City Shaan Xi Province, China	710075
(Address of principal executive offices)	(Zip Code)

(011) 86-29-8765-1098

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	CREG	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2025, there were 24,938,819 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

SMART POWERR CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those discussed under the heading “Risk Factors” in any of our filings with the SEC pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMART POWERR CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	MARCH 31, 2025	DECEMBER 31, 2024
ASSETS

CURRENT ASSETS
Cash	$129,596,314	$25,341
VAT receivable	166,601	165,629
Advance to supplier	-	65,214,994
Short term loan receivables	-	55,660,132
Other receivables	94,396	49,747

Total current assets	129,857,311	121,115,843

NON-CURRENT ASSETS
Operating lease right-of-use assets, net	101,645	115,068
Fixed assets, net	788,774	3,875
Total non-current assets	890,419	118,943
TOTAL ASSETS	$130,747,730	$121,234,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$117,799	$68,003
Contract liabilities	62,012	-
Taxes payable	4,310,779	4,276,597
Accrued interest on notes	69,103	69,103
Notes payable, net of unamortized OID of $0 and $31,250, respectively	4,705,696	4,705,696
Accrued liabilities and other payables	2,962,198	3,166,486
Operating lease liability	59,384	58,529
Payable for purchase of 10% equity interest of Zhonghong	413,411	410,998
Interest payable on entrusted loans	343,131	341,129

Total current liabilities	13,043,513	13,096,541

NONCURRENT LIABILITIES
Income tax payable	3,350,625	3,350,625
Operating Lease liability	57,365	56,539
Total noncurrent liabilities	3,407,990	3,407,164

Total liabilities	16,451,503	16,503,705

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 24,491,069 and 7,391,996 shares issued and outstanding	24,491	9,161
Additional paid in capital	175,809,927	165,959,857
Statutory reserve	15,191,645	15,191,645
Accumulated other comprehensive loss	(13,788,993)	(14,373,199)
Accumulated deficit	(62,940,843)	(62,056,383)
Total stockholders’ equity	114,296,227	104,731,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,747,730	$121,234,786

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED MARCH 31,
	2025	2024

Revenue	$20,625	$-
Cost of revenues	(11,806)	-

Gross Proift	8,819	-

Operating expenses
General and administrative	1,171,209	208,430

Total operating expenses	1,171,209	208,430

Loss from operations	(1,162,390)	(208,430)

Non-operating income (expenses)
Loss on note conversion	-	(21,243)
Interest income	12,850	39,984
Interest expense	-	(104,080)
Other income, net	298,999	28,152

Total non-operating income (expenses), net	311,849	(57,187)

Loss before income tax	(850,541)	(265,617)
Income tax expense	33,919	14,180

Net loss	(884,460)	(279,797)

Other comprehensive items
Foreign currency translation income (loss)	584,206	(118,621)

Comprehensive loss	$(300,254)	$(398,418)

Weighted average shares used for computing basic and diluted loss per share	10,207,087	8,115,826

Basic and diluted net loss per share	$(0.09)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MARCH 31, 2025 (UNAUDITED) and DECEMBER 31, 2024

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Capital	Reserves	Loss	Deficit	equity

Balance as of December 31, 2023	7,963,444	$7,963	$164,870,025	$15,191,645	$(10,326,595)	$(60,497,371)	$109,245,667

Net loss for the year	-	-	-	-	-	(1,559,012)	(1,559,012)

Conversion of long-term notes into common shares	1,069,009	1,069	950,895	-	-	-	951,964
Stock compensation expense	128,765	129	138,937	-	-	-	139,066
Foreign currency translation loss	-	-	-	-	(4,046,604)		(4,046,604)

Balance as of December 31, 2024	9,161,218	9,161	165,959,857	15,191,645	(14,373,199)	(62,056,383)	104,731,081

Net loss for the period	-	-	-	-	-	(884,460)	(884,460)
Foreign currency translation gain	-	-	-	-	584,206	-	584,206

offering of the common stock	15,329,851	15,330	9,850,070	-	-	-	9,865,400

Balance as of March 31, 2025	24,491,069	24,491	175,809,927	15,191,645	(13,788,993)	(62,940,843)	114,296,227

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS PERIOD ENDED MARCH 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(884,460)	$(279,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating lease expenses	15,104	15,432
Loss on note conversion	-	21,243
Interest expense	2,002	-
Advance to supplier	65,597,834	(1,824)
Other receivables	(44,649)	13,149
Contract liabilities	62,012	-
Taxes payable	33,994	14,224
Payment of lease liability	-	(30,864)
Accrued liabilities and other payables	(154,492)	64,918

Net cash generated from (used in) operating activities	64,627,345	(183,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term loan receivable repayment	55,986,881	-
Short term loan receivable collection	-	68,564,217
Intangible assets	(784,877)	-

Net cash generated from (used in) investing activities	55,202,004	68,564,217

CASH FLOWS FROM FINANCING ACTIVITY:
Issuance of common stock	9,865,400	-
Net cash provided by financing activity	9,865,400	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(123,776)	164,199

NET INCREASE IN CASH	129,570,973	68,544,897
CASH, BEGINNING OF PERIOD	25,341	32,370

CASH, END OF PERIOD	$129,596,314	$68,577,267

Supplemental disclosure of non-cash financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	-	183,250
Conversion of notes into common shares	-	$300,000

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

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

The Company’s organizational chart as of March 31, 2025 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB8 million), plus certain accumulated profits. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total 18 MW power capacity, and three power generation systems in Phase II with a total 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. In May 2019, Erdos TCH ceased operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations was further delayed due to the government’s mandate for Erdos to significantly lower its energy consumption per unit of GDP by implementing a comprehensive technical upgrade of its ferrosilicon production line to meet the City’s energy-saving targets. Erdos is currently researching the technical rectification scheme. Once the scheme is determined, Erdos TCH will carry out technical transformation for its waste heat power station project. During this period, Erdos will compensate Erdos TCH RMB1 million ($145,524) per month, until operations resume. The Company has not recognized any income due to the uncertainty of collection. In addition, Erdos TCH has 30% ownership in DaTangShiDai (BinZhou) Energy Savings Technology Co., Ltd. (“BinZhou Energy Savings”), 30% ownership in DaTangShiDai DaTong Recycling Energy Technology Co., Ltd. (“DaTong Recycling Energy”), and 40% ownership in DaTang ShiDai TianYu XuZhou Recycling Energy Technology Co, Ltd. (“TianYu XuZhou Recycling Energy”). These companies were incorporated in 2012 but had no operations since then nor has any registered capital contribution been made.

Formation of Zhongxun

On March 24, 2014, Xi’an TCH incorporated a subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd. (“Zhongxun”) with registered capital of $5,695,502 (RMB35,000,000), which must be contributed before October 1, 2028. Zhongxun is 100% owned by Xi’an TCH and will be mainly engaged in project investment, investment management, economic information consulting, and technical services. Zhongxun has not commenced operations nor has any capital contribution been made as of the date of this Report.

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

Principle of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of March 31, 2025. However, there was no revenue for the Company for the three months ended March 31, 2025 or 2024. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the three months ended March 31, 2025 and 2024, the Company had a net loss of $884,460 and $279,797, respectively. The Company had an accumulated deficit of $62,940,843 as of March 31, 2025. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the three months ended March 31, 2025 and 2024, the Company did not sell any new power generating projects.

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

C) Operation and Maintenance Income

The Company records income from perform operation and maintenance services to third parties in the period the income is earned, which is based on the service performance fulfilled over time.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2025 and December 31, 2024.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2025 and December 31, 2024, the Company had no accounts receivable.

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

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of March 31, 2025 and December 31, 2024, the Company did not accrue allowance against short term loan receivables.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB500,000 ($71,792) per bank. Any balance over RMB500,000 ($71,792) per bank in PRC is not covered. The Company has not experienced any losses in such accounts.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the three months ended March 31, 2025 and 2024.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At March 31, 2025 and December 31, 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of March 31, 2025 and December 31, 2024, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the three months ended March 31, 2025 and 2024, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the years ended March 31,2025 and 2024, 30,911 and 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. SHORT-TERM LOAN RECEIVABLE

As of December 31, 2024, the Company had $55,945,372 (RMB405.8 million) short term loan to Xi’an Yingtai Energy Conservation Technology Co., Ltd (“Xi’an Yingtai”), an unrelated party of the Company. The short-term loan was for fifteen days with a capital utilization fee of $10,960 (RMB80,000) per day for total of $65,759. To ensure the safety of the funds, before money was transferred to Xi’an Yingtai, Xi’an Yingtai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. The company collected all the repayments before January 10, 2025, including RMB200 million on January 9, 2025 and RMB205.8 million and total interest income RMB1.2 million on January 10, 2025.

As of March 31, 2025, there is no outstanding short-term loan receivables.

4. ADVANCE TO SUPPLIERS

By 2025, Zhenran Limited had completed the contract and developed the smart cloud platform. A total of $750,000 (RMB5,385,020) had been paid to Zhenran Company, with an additional $50,000 (RMB358,460) still due. The combined amount of $800,000 (RMB5,743,480) was transferred to fixed assets. Additionally, $200,000 previously set aside for bad debt provision in 2024 was reversed.

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB595.0 million) for purchasing the energy storage battery systems. As of December 31, 2023, the Company made a prepayment to Bangyu of $67.2 million (RMB476.0 million). The Company is in the process of transforming and expanding into energy storage integrated solution provider business. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. On March 11, 2025, a termination agreement was signed.  As Bangyu failed to fulfill the contract terms, our company reclaimed the advance payment of RMB476.0 million in March 2025.

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

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2025 and December 31, 2024:

	2025	2024
Education and union fund and social insurance payable	$228,470	$227,137
Accrued payroll and welfare	236,515	230,029
Accrued litigation	2,406,428	2,392,383
professional fee	28,404	253,307
Other	62,381	63,630
Total	$2,962,198	$3,166,486

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 14).

6. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2025 and December 31, 2024:

	2025	2024
Income tax	$7,607,201	$7,607,201
Other	54,203	20,021
Total	7,661,404	7,627,222
Current	4,310,779	4,276,597
Noncurrent	$3,350,625	$3,350,625

As of March 31, 2025, income tax payable included $7.61 million from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017 ($4.28 million included in current tax payable and $3.35 million noncurrent). An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years (until April, 2026) with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election, but did not pay the tax and expected to apply for extra extension due to the losses in the following consecutive years.

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

As of March 31, 2025 and December 31, 2024, deferred tax assets consisted of the following:

	2025	2024
Accrued expenses	$13,212	$48,616
Impairment of advance to supplier	42,000	42,000
US NOL	204,421	233,651
PRC NOL	300	444
Total deferred tax assets	259,933	324,711
Less: valuation allowance for deferred tax assets	(259,933)	(324,711)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

8. ENTRUSTED LOAN PAYABLE

Entrusted Loan Payable (HYREF Loan)

The HYREF Fund was established in July 2013 with a total fund of RMB460 million ($77 million) invested in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB3 million ($0.5 million) as an equity investment and RMB457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund was to receive interest from Zhonghong for the HYREF Fund’s debt investment. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems; the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems; and a RMB27 million ($4.39 million) capital contribution made by Xi’an TCH in Zhonghong. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan to Zhonghong’s three CDQ WHPG systems. In 2016, two additional power stations of Erdos TCH and Pucheng Phase I and II systems were pledged to Industrial Bank as an additional guarantee along with Xi’an TCH’s equity in Zhonghong.

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018, with interest of 12.5%. The Company paid RMB50 million ($7.54 million) of the RMB280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB230 million ($34.68 million) of the original RMB280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB230 million ($34.68 million), RMB100 million ($16.27 million), and RMB77 million ($12.08 million). The lender had tentatively agreed to extend the remaining loan balance until August 2019 with interest of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with interest of 9%; however, on December 29, 2018, the Company and the lender agreed to an alternative repayment proposal as described below.

Repayment of HYREF loan

1. Transfer of Chengli project as partial repayment

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB188,639,400 ($27.54 million) to HYREF, the transfer of which was completed on January 22, 2019.

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

Pursuant to the Buy Back Agreement, the Buyers jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai (see 3 below), and a CDQ WHPG station in Boxing County which was transferred to HYREF by Xi’an Zhonghong. The buy-back price for the Xi’an Hanneng’s equity was based on the higher of (i) the market price of the equity shares at the time of buy-back; or (ii) the original transfer price of the equity shares plus bank interest. The buy-back price for the Station was based on the higher of (i) the FV of the Station on the date transferred; or (ii) the loan balance at the date of the transfer plus interest accrued through that date. HYREF could request that the Buyers buy back the equity shares of Xi’an Hanneng and/or the CDQ WHPG station if one of the following conditions is met: (i) HYREF holds the equity shares of Xi’an Hanneng until December 31, 2021; (ii) Xi’an Huaxin New Energy Co., Ltd., is delisted from The National Equities Exchange And Quotations Co., Ltd., a Chinese over-the-counter trading system (the “NEEQ”); (iii) Xi’an Huaxin New Energy, or any of the Buyers or its affiliates has a credit problem, including not being able to issue an auditor report or standard auditor report or any control person or executive of the Buyers is involved in crimes and is under prosecution or has other material credit problems, to HYREF’s reasonable belief; (iv) if Xi’an Zhonghong fails to timely make repayment on principal or interest of the loan agreement, its supplemental agreement or extension agreement; (v) the Buyers or any party to the Debt Repayment Agreement materially breaches the Debt Repayment Agreement or its related transaction documents, including but not limited to the Share Transfer Agreement, the Pledged Assets Transfer Agreement, the Entrusted Loan Agreement and their guarantee agreements and supplemental agreements. Due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report, on December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB261,727,506 ($37.52 million) including accrued interest of RMB14,661,506 ($2.10 million), and was paid in full by Xi’an TCH on December 20, 2019.

On April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station from Chengli project. The Company recorded a gain of approximately $3.1 million from transferring the CDP WHPG station to HYREF as partial repayment of the entrusted loan and accrued interest of RMB188,639,400 ($27.54 million) to HYREF resulting from the termination of the buy-back agreement.

3. Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II project to Mr. Bai for partial repayment of HYREF loan

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement, pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB120,000,000 ($17.52 million) and Xi’an TCH transferred two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the RMB247,066,000 ($36.07 million) loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

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

On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB261,727,506 ($37.52 million) including accrued interest of RMB14,661,506 ($2.10 million), and was paid in full by Xi’an TCH on December 20, 2019. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB50 million ($7.17 million) was due January 5, 2020, the 2nd payment of RMB50 million ($7.17 million) was due February 5, 2020, the 3rd payment of RMB50 million ($7.17 million) was due April 5, 2020, the 4th payment of RMB50 million ($7.17 million) was due on June 30, 2020, and the final payment of RMB47,066,000 ($6.75 million) was due September 30, 2020. As of December 31, 2020, the Company received the full payment of RMB247 million ($36.28 million) from Mr. Bai.

4. The lender agreed to extend the repayment of RMB77.00 million ($11.06 million) to July 8, 2023. However, per court’s judgement on June 28, 2021, the Company should repay principal $11.06 million and accrued interest of RMB2,418,229 ($0.35 million) within 10 days from the judgment date to Beijiang Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022. The Company has not paid it yet as of this report date.

Xi’an TCH had investment RMB75.00 million ($11.63 million) into the HYREF fund as a secondary limited partner, and the Company recorded an impairment loss of $11.63 million for such investment during the year ended December 31, 2021 due to uncertainty of the collection of the investment. This was impaired as Hongyuan does not have the ability to pay back (see Note 15 – Litigation).

In November 2024, Xi’an TCH repaid a principal of RMB77 million ($10.55 million), with interest still outstanding.

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

10. STOCKHOLDERS’ EQUITY

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the year ended March 31, 2025:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2024	16,515	$10	0.54
Exercisable at January 1, 2024	16,515	$10	0.54
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired
Outstanding at December 31, 2024	16,515	10	-
Exercisable at December 31, 2024	16,515	10	-
Granted	2,340.00	10	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at March 31, 2025	18,855	10	-
Exercisable at March 31, 2025	18,855	10	-

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

The following table summarizes option activity with respect to employees and independent directors for the year ended March 31, 2025:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	500	$16.1	3.32
Exercisable at January 1, 2025	500	$16.1	3.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2025	500	$16.1	2.32
Exercisable at March 31, 2025	500	$16.1	2.32

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

The US parent company, SPC is taxed in the US and, as of March 31, 2025, had net operating loss (“NOL”) carry forwards for income taxes of $5.17 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of March 31, 2025, the Company’s PRC subsidiaries had $33.42 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2025 and 2024:

	2025	2024
U.S. statutory rates benefit	(21)%	(21.0)%
Tax rate difference – current provision	3.1%	0.2%
Permanent differences	2.7%	1.7%
Change in valuation allowance	15.20%	24.4%
Tax expense per financial statements	0%	5.3%

The provision for income tax expense (benefit) for the three months ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Income tax expense – current	$33,919	$14,180
Total income tax expense	$33,919	$14,180

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of March 31, 2025 and December 31, 2024:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at March 31, 2025	Statutory reserve at December 31, 2024
Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 73,947,603 ($11,272,917)	¥ 73,947,603 ($11,272,917)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

Litigation

1) In November 2019, Beijing Hongyuan Recycling Energy Investment Center (“BIPC”), or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stock pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi’an TCH filed a motion for retrial to High People’s Court of Beijing on April 13, 2022, because Xi’an TCH paid RMB261 million ($37.58 million) principal and interest to Hongyuan as an out-of-court settlement. On April 11, 2022, Xi’an Zhonghong New Energy Technology Co. Ltd., filed an application for retrial and provided relevant evidence to the Beijing High People’s Court on the Civil Judgment No. 264, awaiting trial. On August 10, 2022, Beijing No. 1 Intermediate People’s Court of Beijing issued a Certificate of Active Performance, proving that Xi’an Zhonghong New Energy Technology Co., Ltd. had fulfilled its buyback obligations as disclosed in Note 9 that, on April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

As of this report date, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.10 million litigation expense as of December 31, 2024.

2) On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB77 million ($11.06 million) with loan interest of RMB2,418,449 ($0.35 million) to Beijiang Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022.

In November 2024, 77 million yuan has been paid, but the interest has not been paid, and whether it will be paid has not yet been determined.

15. LEASE

On January 1, 2024, Xi’an TCH entered into a lease for its office from January 1, 2024 through December 31, 2026. The monthly rent was RMB36,536 ($5,600) with half-year payment in advance. This lease expired in December 31, 2026.

The Company’s operating ROU assets and lease liabilities were as follows:

	Year Ended	Year Ended
	March 31, 2025	December 31, 2024
Right-of-use assets, net	$101,645	$115,068
Current operating lease liabilities	$59,384	$58,529
Non-current operating lease liabilities	57,365	56,539
Total lease liabilities	116,749	115,068

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

	Year Ended	Year Ended
	March 31, 2025	December 31, 2024
Operating lease cost – amortization of ROU	$60,418	$60,066
Operating lease cost – interest expense on lease liability	$4,088	$5,063
Weighted Average Remaining Lease Term - Operating leases	2	2
Weighted Average Discount Rate - Operating leases	3.48%	3.48%

The following is a schedule, by years, of maturities of the office lease liabilities as of March 31, 2025:

For the year ended December 31, 2025,	$60,418
For the year ended December 31, 2026	$60,418
Total undiscounted cash flows	120,836
Less: imputed interest	(4,087)
Present value of lease liabilities	116,749

Employment Agreement

On May 6, 2024, the Company entered another employment agreement with Mr. Shi for 24 months with monthly salary of RMB18,000 ($2,500). The Company will grant the CFO no less than 5,000 shares of the Company’s common stock annually; however, as of this report date, the Board of Directors and Compensation Committee have not approved the number of shares to be given to the CFO, nor any stock reward agreement has been signed.

16. SUBSEQUENT EVENTS

On April 18, 2025, the Company filed a Registration Statement Form S-8 under Securities Act of 1933 with the Securities and Exchange Commission for Omnibus Equity Plan. The stock issuable under the Plan shall be shares of authorized but unissued or reacquired stock, including shares repurchased by the Corporation as treasury shares. The maximum number of shares available for issuance under the Plan shall be 12,462,605 Shares of which 623,130 may be issued pursuant to Incentive Stock Options. The maximum aggregate cash amount payable under the Plan for any Awards intended to constitute performance-based compensation under Code §162(m) to any Participant in any single calendar year shall not exceed $1,000,000. On April 18, 2025, the Compensation Committee, which administers the Plan, granted two employees an aggregate of 124,126 shares of Common Stock, which grants vested immediately.

On April 30, 2025, the Company filed a Registration Statement on Form S-1 under Securities Act of 1933 with the Securities and Exchange Commission with respect to the resale up to an aggregate of 8,029,851 shares of Common Stock held by certain selling stockholders which shares were issued in a private placement completed on February 19, 2025 pursuant to certain securities purchase agreements dated February 18, 2025, by and between the Company and the selling stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report and other reports filed by the Company from time to time with the SEC (collectively the “filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

RESULTS OF OPERATIONS

Comparison of Operating Results for the years ended March 31, 2025 and 2024

The following table sets forth our operating results for the designated periods, expressed as a percentage of net sales.

	2025	% of Sales	2024	% of Sales
Sales	$20,625	100%	$-	-%
Cost of sales	(11,806)	(57)%	-	-%
Gross profit	8,819	43%	-	-%
Total operating expenses	1,171,209	5,679%	208,430	-%
Loss from operations	(1,162,390)	(5,636)%	(208,430)	-%
Total non-operating income (expenses), net	311,849	1,512%	(57,187)	-%
Loss before income tax	(850,541)	(4,124)%	(265,617)	-%
Income tax expense	33,919	164%	14,180	-%
Net loss	(884,460)	(4,288)%	$(279,797)	-%

SALES.

Total sales for the three months ended March 31, 2025, amounted to $20,625. The company signed an Operation and Maintenance Contract for 10 years with a third party, and recognized the revenue based on the time period.

COST OF SALES.

Cost of sales (“COS”) for the three months ended March 31, 2025, was $11,806.

GROSS PROFIT.

For the three months ended March 31, 2025, the gross margin was 43%.

OPERATING EXPENSES.

Operating expenses consisted of general and administrative expenses (“G&A”) totaling $1,171,209 for the three months ended March 31, 2025, compared to $208,430 for the three months ended March 31, 2024. This represented an increase of $962,779.00 or 462% year-over-year. The increase was mainly attributable to an increase in financing costs of $948,648.

NET NON-OPERATING INCOME (EXPENSES).

Net non-operating expenses consisted of gain or loss from note conversion, interest income, interest expenses, and other miscellaneous expenses. For the three months ended March 31, 2025, net non-operating expenses were $311,849 compared to non-operating income of $57,187 for the three months ended March 31, 2024. The primary reason was the provision of financial support to other companies, which generated interest income of $98,999, coupled with the reversal of a $200,000 provision for impaired prepayments.

INCOME TAX EXPENSE.

Income tax expense was $33,919 for the three months ended March 31, 2025, compared with income tax expense of $14,180 for the three months ended March 31, 2023. The consolidated effective income tax rate for the three months ended March 31, 2025, and 2024 were 0% and 1.6%, respectively. In 2025, Management concluded that the realizability of related tax benefits from these losses was uncertain due to the continuing operating losses at the US parent company. Accordingly, a 100% valuation allowance was provided against the deferred tax asset.

NET LOSS. Net loss for the three months ended March 31, 2025, was $884,460 compared to loss of $279,797 for the three months ended March 31, 2024, representing an increase in net loss of $604,663. The increase in net loss was mainly driven by rising operating expenses and the reversal of impairment provision, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of three months ended March 31, 2025, and 2024

As of March 31, 2025, the Company maintained cash and equivalents of $129.60 million, other current assets (excluding cash and equivalents) of $0.26 million, current liabilities of $13.40 million, and working capital of $116.81 million, with a current ratio of 9.96:1 and a debt-to-equity ratio of 0.13:1.

The following is a summary of cash flows provided by or used in each of the indicated types of activities, for the three- months periods ended March 31, 2025, and 2024:

	2025	2024
Cash provided by (used in):
Operating Activities	$64,627,345	$(183,519)
Investing activities	55,202,004	68,564,217
Financing activities	9,865,400	–

Net cash generated from operating activities was $64.63 million for the three months ended March 31, 2025, compared to $0.18 million for the three months ended March 31, 2024. The increase in net cash inflow for the three months ended March 31, 2025, was mainly driven by the recovery of $65.6 million in advance payments to suppliers, which generated cash inflows.

Net cash provided by investing activities was $55.20 million and $68.56 million respectively for the three months ended March 31, 2025, and 2024. For the three months ended March 31, 2025, repayments of short-term loans decreased by $13.36 million. As of March 31, 2025, the Company had recovered a short-term loan of $55,660,131 (RMB406.3 million) from Xi’an Yingtai Energy Conservation Technology Co., Ltd (“Xi’an Yingtai”), an unrelated party of the Company.

Net cash provided by financing activities was $9.87 million during the three months ended March 31, 2025, primarily attributable to proceeds from equity issuance.

We believe that inflation did not have or is not expected to have a significant adverse impact on our operating results in 2025.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.

The Company incurred an operating loss of $1.17 million, generated operating cash flows of $64.63 million, and reported net loss of $0.88 million for three months ended March 31, 2025. As the Company implements its future business plan, it may continue to incur operating losses and generate negative operating cash flows. At the end of March 31, 2025, the Company had accumulated deficit balance of $62.94 million and cash balance of $129.6 million. The Company has collected back RMB405.8 million in accounts receivable and recovered RMB476 million in supplier advances and raised capital through of common stock issuance during the first quarter of 2025.

The Company’s ability to continue as a going concern is dependent upon the successful execution of its business strategy to eventually achieve profitable operations. The accompanying financial statements do not include any adjustments that would be necessary if the Company is unable to continue as a going concern.

Transfers of Cash to and from Our Subsidiaries

The PRC maintains currency controls and capital transfer regulations that require us to comply with certain requirements on capital movement of. The Company may transfer USD cash to its PRC subsidiaries through following channels: (i) an equity investment (by increasing the Company’s registered capital in a PRC subsidiary), or (ii) a stockholder loan. The Company’s PRC subsidiaries have not transferred any earnings or cash to the Company to date. The Company’s business is primarily conducted through its subsidiaries. The Company functions as a holding entity and its material assets consist solely of the equity interests in its PRC-based subsidiaries. The Company relies on dividends distribution from its subsidiaries to meet its working capital and cash needs, including the funds necessary: (i) to pay dividends or cash distributions to its stockholders, (ii) to service any debt obligations and (iii) to pay operating expenses. Under applicable PRC laws and regulations (noted below) , the Company’s PRC subsidiaries are legally required to allocate 10% of annual after-tax income into general reserve fund, prior to payment of dividends. These requirements, combined with other regulatory constraints, materially limit the subsidiaries’ ability to distribute a portion of net assets as dividends to the parent company.

With respect to transferring cash from the Company to its subsidiaries, to increase the Company’s registered capital in a PRC subsidiary, requires submission of the filing to local commerce department, while a stockholder loan requires a filing with the state administration of foreign exchange or its local bureau.

With respect to dividends distribution, we note the following:

1.	PRC regulations currently only permit the payment of dividends out of accumulated profits, as determined in accordance with accounting standards and PRC regulations (an in-depth description of the PRC regulations is set forth below);

2.	Under Chinese Accounting Standards (CAS) and the PRC Company Law, our PRC subsidiaries are required to allocate, at least 10% of their annual after-tax net income, to statutory surplus reserves until the cumulative reserve balance reaches 50% of their registered capital;

3.	Such reserves may not be distributed as cash dividends;

4.	Our PRC subsidiaries may also allocate a portion of their after-tax profits to their staff welfare funds and bonus funds; except in the event of a liquidation, these funds can not be distributed to stockholders; the Company does not participate in a Joint Welfare Fund;

5.	The incurrence of debt, particularly the instruments governing such debt, may restrict a subsidiary’s ability to pay dividends to stockholders or make other cash distributions; and

6.	The Company is subject to covenants and consent requirements.

If, due to the aforementioned reasons, our subsidiaries are unable to pay dividends and/or make other cash payments to the Company when needed, the Company’s ability to conduct operations, make investments, engage in acquisitions, or undertake other working capital-dependent initiatives, may be materially and adversely affected. However, our operations and business, including investment and/or acquisitions by our subsidiaries in China, will not be affected as long as the capital flows remain within PRC.

PRC Regulations

In accordance with PRC regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit, as reported in the FIE’s PRC statutory financial accounts. A FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve balance reaches 50% of its respective registered capital (based on the FIE’s PRC statutory accounts). The aforementioned reserves may only be used for specific purposes and may not be distributed as cash dividends. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its stockholders, unless approved by the State Administration of Foreign Exchange. Once this requirement is satisfied, the remaining funds may be appropriated at the discretion of the FIE’s board of directors. Our subsidiary, Shanghai TCH, qualifies as a FIE and is therefore subject to the aforementioned regulations on distributable profits.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to appropriate a statutory reserve from its after-tax profit before declaring or paying dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are classified as below:

	As of
	March 31, 2025	March 31, 2024
Unrestricted accumulated deficit	$(62,940,843)	$(60,777,199)
Restricted retained earnings (surplus reserve fund)	15,191,645	15,191,645
Total accumulated deficit	$(47,749,198)	$(45,585,554)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of March 31, 2025, are as follows:

	1 year	More than	See Note
Contractual Obligation	or less	1 year	(for details)
Notes payable – Principle	$4,705,696	$-	10
Interest payable of notes payable	69,103		10
Interest payable of Entrusted loan	$343,131	$-	9
Total	$5,117,930	$-

The Company believes it has sufficient cash as of March 31, 2025, and a sufficient channel to obtain any loans that may be necessary to meet its working capital needs from commercial institutions. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history. In November 2024, we paid the Entrusted loan principal of $10,548,957 (RMB77 million), with interest still outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Exchange Rate Risk

Our operations are conducted mainly in the PRC. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in RMB, which is our functional currency. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by this Report. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

With the participation of the Company’s management, including its CEO and CFO, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this Report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

In November 2019, Beijing Hongyuan Recycling Energy Investment Center (“BIPC”), or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stock pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi’an TCH filed a motion for retrial to High People’s Court of Beijing on April 13, 2022, because Xi’an TCH paid RMB261 million ($37.58 million) principal and interest to Hongyuan as an out-of-court settlement. On April 11, 2022, Xi’an Zhonghong New Energy Technology Co. Ltd., filed an application for retrial and provided relevant evidence to the Beijing High People’s Court on the Civil Judgment No. 264, awaiting trial. On August 10, 2022, Beijing No. 1 Intermediate People’s Court of Beijing issued a Certificate of Active Performance, proving that Xi’an Zhonghong New Energy Technology Co., Ltd. had fulfilled its buyback obligations as disclosed in Note 9 that, on April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

As of the date of this Report, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.10 million litigation expense as of December 31, 2024.

On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB77 million ($11.06 million) with loan interest of RMB2,418,449 ($0.35 million) to Beijing Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022. On November 29, 2024, The Company paid Hongyuan RMB77,000,000 ($10.81 million) to Beijing Hongyuan Recycling Energy Investment Center (Limited Partnership).

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

Item 1A. Risk Factors.

We are a smaller reporting company and accordingly we are not required to provide information required by this Item. Moreover, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2024. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K and the registration statement as referenced above. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

4.2	Description of Securities of China Recycling Energy Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

4.3	Form of Pre-Funded Warrants (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2022).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021(filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2022).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. 2019 dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.35	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.38	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020(filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

10.39	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.40	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.42	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.43	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.44	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.47	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.51 to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.52	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.53 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.53	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.54 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.54	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.55 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.55	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.56 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.56	Exchange Agreements dated as of December 29, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s annual report on Form 10-K dated April 11, 2024)

10.57	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated December 25, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

10.58	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated February 18, 2025(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2025)

10.59	Form of Exchange Agreement between the Company and certain Lender, dated March 6, 2025

10.60	China Recycling Energy Corporation Omnibus Equity Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated April 18, 2025)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

19.1	Insider Trading Policy, dated November 25, 2009. (filed as Exhibit 19.1 to the Company’s annual report on Form 10-K dated May, 8, 2023)

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART POWERR CORP.

Date: May 15, 2025	By:	/s/ Guohua Ku
	Name:	Guohua Ku
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Yongjiang Shi
	Name:	Yongjiang Shi
	Title:	Chief Financial Officer
(Principal Financial Officer)