Form 10-Q
period 2025-06-30
Smart Powerr Corp.
filed 2025-08-14
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 2,923,822 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

SMART POWERR CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMART POWERR CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	JUNE 30, 2025	DECEMBER 31, 2024
ASSETS

CURRENT ASSETS
Cash	$131,114,964	$25,341
VAT receivable	168,767	165,629
Advance to supplier	-	65,214,994
Short term loan receivables	-	55,660,132
Other receivables	56,519	49,747

Total current assets	131,340,250	121,115,843

NON-CURRENT ASSETS
Operating lease right-of-use assets, net	88,692	115,068
Fixed assets, net	778,981	3,875
Total non-current assets	867,673	118,943
TOTAL ASSETS	$132,207,923	$121,234,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$119,330	$68,003
Contract liabilities	62,818	-
Taxes payable	4,275,621	4,276,597
Accrued interest on notes	37,776	69,103
Notes payable, net of unamortized OID of $0 and $31,250, respectively	4,419,334	4,705,696
Accrued liabilities and other payables	2,999,144	3,166,486
Operating lease liability	59,638	58,529
Payable for purchase of 10% equity interest of Zhonghong	418,784	410,998
Interest payable on entrusted loans	347,591	341,129

Total current liabilities	12,740,036	13,096,541

NONCURRENT LIABILITIES
Income tax payable	3,350,625	3,350,625
Operating Lease liability	29,054	56,539
Total noncurrent liabilities	3,379,679	3,407,164

Total liabilities	16,119,715	16,503,705

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 24,491,069 and 7,391,996 shares issued and outstanding	25,305	9,161
Additional paid in capital	177,209,736	165,959,857
Statutory reserve	15,191,645	15,191,645
Accumulated other comprehensive loss	(12,152,819)	(14,373,199)
Accumulated deficit	(64,185,659)	(62,056,383)
Total stockholders’ equity	116,088,208	104,731,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,207,923	$121,234,786

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2025	2024	2025	2024

Revenue	82,839	-	62,214	-
Cost of revenues	(47,418)	-	(35,612)	-
Gross Profit	35,421	-	26,602	-

Operating expenses
General and administrative	2,223,109	559,237	1,051,900	350,803

Total operating expenses	2,223,109	559,237	1,051,900	350,803

Loss from operations	(2,187,688)	(559,237)	(1,025,298)	(350,803)

Non-operating income (expenses)
Gain (loss) on note conversion	-	(21,243)	-	-
Interest income	45,574	81,281	32,724	41,297
Interest expense	(251,414)	(204,331)	(251,414)	(100,251)
Other income, net	298,999	28,152	-	-

Total non-operating income (expenses), net	93,159	(116,141)	(218,690)	(58,954)

Loss before income tax	(2,094,529)	(675,378)	(1,243,988)	(409,757)
Income tax expense	34,747	14,176	828	-

Net loss	(2,129,276)	(689,554)	(1,244,816)	(409,757)

Other comprehensive items
Foreign currency translation income/(loss)	2,220,380	(767,810)	1,636,174	(649,189)

Comprehensive Income/(loss)	$91,104	$(1,457,364)	$391,358	$(1,058,946)

Weighted average shares used for computing basic and diluted loss per share	17,634,640	8,238,106	24,523,572	8,360,386

Basic and diluted net loss per share	$(0.12)	$(0.08)	$(0.05)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX AND THREE MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

	Common Stock		Paid in	Statutory	Accumulated Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Capital	Reserves	Loss	Deficit	equity

Balance as of December 31, 2024	9,161,218	$9,161	$165,959,857	$15,191,645	$(14,373,199)	$(62,056,383)	$104,731,081

Net loss for the period	-	-	-	-	-	(884,460)	(884,460)

Foreign currency translation gain	-	-	-	-	584,206	-	584,206

offering of the common stock	15,329,851	15,330	9,850,070	-	-	-	9,865,400

Balance as of March 31, 2025	24,491,069	24,491	175,809,927	15,191,645	(13,788,993)	(62,940,843)	114,296,227

Net loss for the period	-	-	-	-	-	(1,244,816)	(1,244,816)

Conversion of long-term notes into common shares	689,817	690	568,413	-	-	-	569,103

Stock compensation expense	124,126	124	831,396	-	-	-	831,520

Foreign currency translation gain	-	-	-	-	1,636,174	-	1,636,174
Balance as of June 30, 2025	25,305,012	$25,305	$177,209,736	$15,191,645	$(12,152,819)	$(64,185,659)	$116,088,208

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total

Balance as of December 31, 2023	7,963,444	$7,963	$164,870,025	$15,191,645	$(10,326,595)	$(60,497,371)	$109,245,667

Net loss for the period	-	-	-	-	-	(279,797)	(279,797)

Conversion of long-term notes into common shares	165,081	165	321,078	-	-	-	321,243

Transfer to statutory reserves	-	-	-	31	-	(31)	-

Foreign currency translation loss	-	-	-	-	(118,621)	-	(118,621)

Balance as of March 31, 2024	8,128,525	8,128	165,191,103	15,191,676	(10,445,216)	(60,777,199)	109,168,492

Net loss for the period	-	-	-	-	-	(409,757)	(409,757)

Conversion of long-term notes into common shares	259,067	259	(259)	-	-	-	-

Stock compensation expense	128,765	129	138,937	-	-	-	139,066

Transfer to statutory reserves	-	-	-	(31)	-	31	-

Foreign currency translation loss	-	-	-	-	(649,189)	-	(649,189)

Balance as of June 30, 2024	8,516,357	$8,516	$165,329,781	$15,191,645	$(11,094,405)	$(61,186,925)	$108,248,612

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS PERIOD ENDED JUNE 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,129,276)	$(689,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,796	-
Operating lease expenses	28,311	30,854
Loss on note conversion		21,243
Stock compensation expense	831,520	139,066
Interest expense	251,414	-
Advance to supplier	65,597,834	-
Other receivables	(11,297)	18,164
Contract liabilities	62,012	-
Taxes payable	(442)	60
Payment of lease liability	(28,311)	(30,854)
Accrued liabilities and other payables	(115,543)	262,889

Net cash generated from (used in) operating activities	64,496,018	(248,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term loan receivable increase	55,986,881	-
Short term loan receivable collection	-	68,542,364
Fixed assets	(784,877)	-

Net cash generated from investing activities	55,202,004	68,542,364

CASH FLOWS FROM FINANCING ACTIVITY:
Issuance of common stock	9,865,400	-
Net cash provided by financing activity	9,865,400	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH	1,526,201	(224,550)

NET INCREASE IN CASH	131,089,623	68,069,682
CASH, BEGINNING OF PERIOD	25,341	32,370

CASH, END OF PERIOD	$131,114,964	$68,102,052

Supplemental cash flow data:
Income tax paid	-	$26,606
Interest paid	-	$-

Supplemental disclosure of non-cash financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	-	182,990
Conversion of notes into common shares	569,103	$300,000

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

The Company’s organizational chart as of June 30, 2025 is as follows:

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

Principle of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of June 30, 2025. The revenue for the Company for the six months ended June 30, 2025 or 2024 was 82,839 and 0 respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the six months ended June 30, 2025 and 2024, the Company had a net loss of $2,129,276 and $689,554, respectively. For the three months ended June 30, 2025 and 2024, the Company had a net loss of $1,244,816 and $409,757, respectively. The Company had an accumulated deficit of $64,185,659 as of June 30, 2025. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the six months ended June 30, 2025 and 2024, the Company did not sell any new power generating projects.

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

C) Operation and Maintenance Income

The Company records income from perform operation and maintenance services to third parties in the period the income is earned, which is based on the service performance fulfilled over time. During the six months ended June 30, 2025, the Company signed RMB1.8 million (US$0.2 million) contract and amortized for ten years based on the service period.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2025 and December 31, 2024.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2025 and December 31, 2024, the Company had no accounts receivable.

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

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of June 30, 2025 and December 31, 2024, the Company did not accrue allowance against short term loan receivables.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the three months ended June 30, 2025 and 2024.

Contract liabilities

Contract liabilities represent advance payments collected from third-party payers. They represent obligations that will be satisfied by providing services to the customer.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At June 30, 2025 and December 31, 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of June 30, 2025 and December 31, 2024, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the six months ended June 30, 2025 and 2024, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the six months ended June 30, 2025 and 2024, 264,911 and 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

New Accounting Pronouncements

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU 2025-01 amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. This update is aimed to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The Company’s management does not believe the adoption of ASU 2025-01 will have a material impact on its financial statements and disclosures.

In April 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Clarifications to Share-Based Consideration Payable to a Customer. The ASU 2025-04 amendments in Accounting Standards Update No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share Based Consideration Payable to a Customer, require that a grantor apply the guidance in Topic 718, Compensation—Stock Compensation, to measure and classify share-based consideration payable to a customer (the “Topic 718 approach”). The Company’s management currently does not have offer to provide consideration to a customer (or to other parties that purchase the entity’s goods or services from the customer) to incentivize the customer (or its customers) to purchase goods and services, and does not believe the adoption of ASU 2025-01 will have a material impact on its financial statements and disclosures.

In May 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this Update introduce a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. (1) Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. (2) Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company’s management does not believe the adoption of ASU 2025-05 will have a material impact on its financial statements and disclosures.

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

As of June 30, 2025, there is no outstanding short-term loan receivables.

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

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2025 and December 31, 2024:

	2025	2024
Education and union fund and social insurance payable	$231,440	$227,137
Accrued payroll and welfare	239,394	230,029
Accrued litigation	2,437,702	2,392,383
professional fee	28,404	253,307
Other	62,204	63,630
Total	$2,999,144	$3,166,486

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 14).

6. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2025 and December 31, 2024:

	2025	2024
Income tax	$7,607,201	$7,607,201
Other	19,045	20,021
Total	7,626,246	7,627,222
Current	4,275,621	4,276,597
Noncurrent	$3,350,625	$3,350,625

As of June 30, 2025, income tax payable included $7.61 million from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017 ($4.28 million included in current tax payable and $3.35 million noncurrent). An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years (until April, 2026) with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election, but did not pay the tax and expected to apply for extra extension due to the losses in the following consecutive years.

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

As of June 30, 2025 and December 31, 2024, deferred tax assets consisted of the following:

	2025	2024
Accrued expenses	$13,212	$48,616
Impairment of advance to supplier	42,000	42,000
US NOL	238,931	233,651
PRC NOL	238	444
Total deferred tax assets	294,381	324,711
Less: valuation allowance for deferred tax assets	(294,381)	(324,711)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note was due and payable on April 1, 2023. However, as of this report date, the Company did not repay the loan, and no any further action from the lender. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. The lender made an adjustment of $229,015 to increase the outstanding principal of the notes based on a forbearance agreement entered on September 14, 2022 resulting from the Company’s default event of being delinquent on SEC filings, the Company recorded the $229,015 principal adjustment as interest expense. During the year ended December 31, 2022, the Company amortized OID of $125,000 and recorded $456,655 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,650,000 in total for the delivery of 289,330 shares of the Company’s common stock.  The Company recorded $108,910 loss on conversion of these notes in 2022. During the year ended December 31, 2023, the Company amortized OID of $31,250 and recorded $435,021 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,200,000 in total for the delivery of 571,448 shares of the Company’s common stock which was issued in 2023, and 165,081 shares was issued in January 2024.  As of December 31, 2023, the outstanding principal balance of this note was $5,222,743 with accrued interest of $2,290. As of December 31, 2024, the outstanding principal balance of this note was $4,705,696 with accrued interest of $69,103. As of June 30, 2025, the outstanding principal balance of this note was $4,419,334 with accrued interest of $37,776. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

10. STOCKHOLDERS’ EQUITY

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the year ended June 30, 2025:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	16,515	10	-
Exercisable at January 1, 2025	16,515	10	-
Granted	2,340.00	10	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2025	18,855	10	-
Exercisable at June 30, 2025	18,855	10	-

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

The following table summarizes option activity with respect to employees and independent directors for the year ended June 30, 2025:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	500	$16.1	3.32
Exercisable at January 1, 2025	500	$16.1	3.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2025	500	$16.1	2.32
Exercisable at June 30, 2025	500	$16.1	2.32

Restricted Stock

In April 2025, the Compensation Committee of the Company, which administers the Plan, granted two employees 124,126 shares of Common Stock (“Restricted Stock”) under the Plan, which grants vested immediately, subject to the Grantee remaining in continuous Service with the Corporation, in good standing, until such date.

The Company recognized one-time US$831,520 share-based compensations for the second quarter of 2025.

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

The US parent company, SPC is taxed in the US and, as of June 30, 2025, had net operating loss (“NOL”) carry forwards for income taxes of $9.05 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of June 30, 2025, the Company’s PRC subsidiaries had $33.42 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2025 and 2024:

	2025	2024
U.S. statutory rates benefit	(21.0)%	(21.0)%
Tax rate difference – current provision	0.3%	(0.1)%
Permanent differences	(2.8)%	0.7%
Change in valuation allowance	23.6%	22.5%
Tax expense per financial statements	0.1%	2.1%

The provision for income tax expense (benefit) for the six months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Income tax benefit – current	$34,747	$14,176
Total income tax benefit	$34,747	$14,176

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2025 and 2024:

	2025	2024
U.S. statutory rates benefit	(21.0)%	(21.0)%
Tax rate difference – current provision	0.1%	(0.3)%
Permanent differences	%	-%
Change in valuation allowance	21.4%	21.3%
Tax expense per financial statements	0.5%	-%

The provision for income tax expense (benefit) for the three months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Income tax expense – current	$828	$-
Total income tax expense	$828	$-

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of June 30, 2025 and December 31, 2024:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at June 30, 2025	Statutory reserve at December 31, 2024
Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 73,947,603 ($11,272,917)	¥ 73,947,603 ($11,272,917)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

The Company’s operating ROU assets and lease liabilities were as follows:

	Year Ended	Year Ended
	June 30, 2025	December 31, 2024
Right-of-use assets, net	$88,692	$115,068
Current operating lease liabilities	$59,638	$58,529
Non-current operating lease liabilities	29,054	56,539
Total lease liabilities	88,692	115,068

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

	Year Ended	Year Ended
	June 30, 2025	December 31, 2024
Operating lease cost – amortization of ROU	$61,204	$60,066
Operating lease cost – interest expense on lease liability	$3,113	$5,063
Weighted Average Remaining Lease Term - Operating leases	2	2
Weighted Average Discount Rate - Operating leases	3.48%	3.48%

	Six Months Ended June 30
	2025	2024
Operating lease cost – amortization of ROU	$61,204	$30,167
Operating lease cost – interest expense on lease liability	$3,113	$687
Weighted Average Remaining Lease Term - Operating leases	2	2.50
Weighted Average Discount Rate - Operating leases	3.48%	5%

The following is a schedule, by years, of maturities of the office lease liabilities as of June 30, 2025:

For the year ended December 31, 2025,	$61,204
For the year ended December 31, 2026	$30,601
Total undiscounted cash flows	91,805
Less: imputed interest	(3,113)
Present value of lease liabilities	88,692

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

16. SUBSEQUENT EVENTS

On July 16, 2025, the Company resolved to effect a reverse stock split of the Company’s outstanding common stock, par value $0.001 per share (the “Common Stock”) with the split ratio set at 1-for-10 (the “Reverse Stock Split”).

Upon the effectiveness of the Reverse Stock Split, every ten shares of issued and outstanding Common Stock before the close of business on July 17, 2025 was combined into one issued and outstanding share of Common Stock, with no change in par value per share. The Company’s Common Stock opened for trading on Nasdaq on July 18, 2025 on a post-split basis.

The Company decided to round up to the next full share of the Company’s Common Stock any fractional shares resulting from the Reverse Stock Split. Accordingly, this adjustment reduced the total number of issued and outstanding shares of the Company’s Common Stock from approximately 25.3 million to approximately 2.53 million immediately after the effectiveness of the Reverse Stock Split.

The Company previously sold and issued to Bucktown Capital, LLC certain Promissory Note dated April 2, 2021 in the original principal amount of $5,250,000. On July 22, 2025, both parties agreed to exchange the original principal amount of $250,000 for the delivery of 123,152 shares of the Company’s Common Stock. On July 31, 2025, both parties agreed to exchange the original principal amount of $250,000 for the delivery of 132,275 shares of the Company’s Common Stock. On August 8, 2025, both parties agreed to exchange the original principal amount of $200,000 for the delivery of 134,408 shares of the Company’s Common Stock.

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

Overview

RESULTS OF OPERATIONS

Comparison of Operating Results for the years ended June 30, 2025 and 2024

The following table sets forth our operating results for the designated periods, expressed as a percentage of net sales.

	2025	% of Sales	2024	% of Sales
Sales	$82,839	100%	$-	-%
Cost of sales	47,418	57%	-	-%
Gross profit	35,421	43%	-	-%
Total operating expenses	2,223,109	2,684%	559,237	-%
Loss from operations	(2,187,688)	(2,641)%	(559,237)	-%
Total non-operating income (expenses), net	93,159	112%	(116,141)	-%
Loss before income tax	(2,094,529)	(2,528)%	(675,378)	-%
Income tax expense	34,747	42%	14,176	-%
Net loss	(2,129,276)	(2,570)%	$(689,554)	-%

SALES.

Total sales for the six months ended June 30, 2025, amounted to $82,839. The company signed an Operation and Maintenance Contract for a power station. The contract has total amount RMB1.8 million (US$0.2 million), starting from March 1, 2025 to February 28, 2035 for 10 years with a third party. The Company recognized the revenue based on the time period.

COST OF SALES.

Cost of sales (“COS”) for the six months ended June 30, 2025, was $47,418.

GROSS PROFIT.

For the six months ended June 30, 2025, the gross margin was 43%.

OPERATING EXPENSES.

Operating expenses consisted of general and administrative expenses (“G&A”) totaling $2,223,109 for the six months ended June 30, 2025, compared to $559,237 for the six months ended June 30, 2024. This represented an increase of $1,663,876 or 298% year-over-year. The increase was mainly attributable to an increase in financing costs of $948,648 and share-based compensation of $831,520.

NET NON-OPERATING INCOME (EXPENSES).

Net non-operating expenses consisted of gain or loss from note conversion, interest income, interest expenses, and other miscellaneous expenses. For the six months ended June 30, 2025, net non-operating income were $93,159 compared to non-operating expenses of $116,141 for the six months ended June 30, 2024. The primary reason was the provision of financial support to other companies, which generated interest income of $98,999, coupled with the reversal of a $200,000 provision for impaired prepayments, offsetting by the interest expenses of $251,414.

INCOME TAX EXPENSE.

Income tax expense was $34,747 for the six months ended June 30, 2025, compared with income tax expense of $14,176 for the six months ended June 30, 2024. The consolidated effective income tax rate for the three months ended June 30, 2025, and 2024 were 0% and 1.6%, respectively. In 2025, Management concluded that the realizability of related tax benefits from these losses was uncertain due to the continuing operating losses at the US parent company. Accordingly, a 100% valuation allowance was provided against the deferred tax asset.

NET LOSS.

Net loss for the six months ended June 30, 2025, was $2,129,276 compared to loss of $689,554 for the six months ended June 30, 2024, representing an increase in net loss of $1,439,722. The increase in net loss was mainly driven by rising operating expenses and the reversal of impairment provision, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of six months ended June 30, 2025, and 2024

As of June 30, 2025, the Company maintained cash and equivalents of $131.11 million, other current assets (excluding cash and equivalents) of $0.23 million, current liabilities of $12.74 million, and working capital of $118.6 million, with a current ratio of 10.31:1 and a debt-to-equity ratio of 0.12:1.

The following is a summary of cash flows provided by or used in each of the indicated types of activities, for the six- months periods ended June 30, 2025, and 2024:

	2025	2024
Cash provided by (used in):
Operating Activities	$64,496,018	$(248,132)
Investing activities	55,202,004	68,542,364
Financing activity	9,865,400	–

Net cash generated from operating activities was $64.63 million for the six months ended June 30, 2025, compared to $0.18 million for the six months ended June 30, 2024. The increase in net cash inflow for the six months ended June 30, 2025, was mainly driven by the recovery of $65.6 million in advance payments to suppliers, which generated cash inflows.

Net cash provided by investing activities was $55.20 million and $68.56 million respectively for the six months ended June 30, 2025, and 2024. For the six months ended June 30, 2025, repayments of short-term loans decreased by $13.36 million. As of June 30, 2025, the Company had recovered a short-term loan of $55,660,131 (RMB406.3 million) from Xi’an Yingtai Energy Conservation Technology Co., Ltd (“Xi’an Yingtai”), an unrelated party of the Company.

Net cash provided by financing activities was $9.87 million during the six months ended June 30, 2025, primarily attributable to proceeds from equity issuance.

We believe that inflation did not have or is not expected to have a significant adverse impact on our operating results in 2025.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.

The Company incurred an operating loss of $2.19 million, and reported net loss of $2.13 million for six months ended June 30, 2025. As the Company implements its future business plan, it may continue to incur operating losses and generate negative operating cash flows. In 2025, the Company collected back $65.6 million advance to supplier and had positive operating cash flow during the six months ended June 30, 2025. At the end of June 30, 2025, the Company had accumulated deficit balance of $64.19 million and cash balance of $131.1 million. The Company has collected back RMB405.8 million in accounts receivable and recovered RMB476 million in supplier advances and raised capital through of common stock issuance during the first quarter of 2025.

The Company’s ability to continue as a going concern is dependent upon the successful execution of its business strategy to eventually achieve profitable operations. The accompanying financial statements do not include any adjustments that would be necessary if the Company is unable to continue as a going concern.

Transfers of Cash to and from Our Subsidiaries

The PRC maintains currency controls and capital transfer regulations that require us to comply with certain requirements on capital movement of. The Company may transfer USD cash to its PRC subsidiaries through following channels: (i) an equity investment (by increasing the Company’s registered capital in a PRC subsidiary), or (ii) a stockholder loan. The Company’s PRC subsidiaries have not transferred any earnings or cash to the Company to date. The Company’s business is primarily conducted through its subsidiaries. The Company functions as a holding entity and its material assets consist solely of the equity interests in its PRC-based subsidiaries. The Company relies on dividends distribution from its subsidiaries to meet its working capital and cash needs, including the funds necessary: (i) to pay dividends or cash distributions to its stockholders, (ii) to service any debt obligations and (iii) to pay operating expenses. Under applicable PRC laws and regulations (noted below), the Company’s PRC subsidiaries are legally required to allocate 10% of annual after-tax income into general reserve fund, prior to payment of dividends. These requirements, combined with other regulatory constraints, materially limit the subsidiaries’ ability to distribute a portion of net assets as dividends to the parent company.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to appropriate a statutory reserve from its after-tax profit before declaring or paying dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are classified as below:

	As of
	June 30, 2025	December 31, 2024
Unrestricted accumulated deficit	$(64,185,659)	$(62,056,383)
Restricted retained earnings (surplus reserve fund)	15,191,645	15,191,645
Total accumulated deficit	$(48,994,014)	$(46,864,738)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of June 30, 2025, are as follows:

	1 year	More than	See Note
Contractual Obligation	or less	1 year	(for details)
Notes payable – Principle	$-	$-	10
Interest payable of notes payable			10
Interest payable of Entrusted loan	$347,591	$-	9
Total	$347,591	$-

The Company believes it has sufficient cash as of June 30, 2025, and a sufficient channel to obtain any loans that may be necessary to meet its working capital needs from commercial institutions. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history. In November 2024, we paid the Entrusted loan principal of $10,548,957 (RMB77 million), with interest still outstanding.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by this Report. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

With the participation of the Company’s management, including its CEO and CFO, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this Report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

4.2	Description of Securities of China Recycling Energy Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

4.3	Form of Pre-Funded Warrants (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2022).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021(filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2022).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. 2019 dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.35	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.38	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020(filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

10.39	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.40	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.42	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.43	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.44	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.47	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.51 to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.52	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.53 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.53	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.54 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.54	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.55 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.55	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.56 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.56	Exchange Agreements dated as of December 29, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s annual report on Form 10-K dated April 11, 2024)

10.57	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated December 25, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

10.58	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated February 18, 2025(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2025)

10.59	Form of Exchange Agreement between the Company and certain Lender, dated March 6, 2025

10.60	China Recycling Energy Corporation Omnibus Equity Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated April 18, 2025)

10.61*	Exchange Agreement dated as of July 22, 2025 by and between the Company and Bucktown Capital, LLC

10.62*	Exchange Agreement dated as of July 31, 2025 by and between the Company and Bucktown Capital, LLC

10.63*	Exchange Agreement dated as of August 8, 2025 by and between the Company and Bucktown Capital, LLC

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

19.1	Insider Trading Policy, dated November 25, 2009. (filed as Exhibit 19.1 to the Company’s annual report on Form 10-K dated May, 8, 2023)

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART POWERR CORP.

Date: August 13, 2025	By:	/s/ Guohua Ku
	Name:	Guohua Ku
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Yongjiang Shi
	Name:	Yongjiang Shi
	Title:	Chief Financial Officer
(Principal Financial Officer)