Form 10-Q
period 2025-09-30
Smart Powerr Corp.
filed 2025-11-13
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 20,809,123 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

SMART POWERR CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMART POWERR CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	UNAUDITED	AUDITED
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
ASSETS

CURRENT ASSETS
Cash	$131,877,059	$25,341
VAT receivable	169,824	165,629
Advance to supplier	-	65,214,994
Short term loan receivables	-	55,660,132
Other receivables	88,267	49,747

Total current assets	132,135,150	121,115,843

NON-CURRENT ASSETS
Right-of-use asset, net	74,626	115,068
Intangible Asset, net	763,693	3,875
Total non-current assets	838,319	118,943
TOTAL ASSETS	$132,973,469	$121,234,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$120,078	$68,003
Contract liabilities	105,352	-
Taxes payable	7,631,151	4,276,597
Accrued interest on notes	2,658	69,103
Notes payable, net of unamortized OID of $0 and $31,250, respectively	3,031,656	4,705,696
Accrued liabilities and other payables	3,004,829	3,166,486
Lease liability	60,533	58,529
Payable for purchase of 10% equity interest of Zhonghong	421,408	410,998
Interest payable on entrusted loans	347,591	341,129

Total current liabilities	14,725,256	13,096,541

NONCURRENT LIABILITIES
Income tax payable	-	3,350,625
Lease liability	29,490	56,539
Total noncurrent liabilities	29,490	3,407,164

Total liabilities	14,754,746	16,503,705

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 24,491,069 and 7,391,996 shares issued and outstanding	35,081	9,161
Additional paid in capital	178,825,164	165,959,857
Statutory reserve	15,191,645	15,191,645
Accumulated other comprehensive loss	(11,347,134)	(14,373,199)
Accumulated deficit	(64,486,033)	(62,056,383)
Total stockholders’ equity	118,218,723	104,731,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,973,469	$121,234,786

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024

Revenue	173,659	-	90,820	-
Cost of revenues	(94,028)	-	(46,610)	-
Gross Profit	79,631	-	44,210	-

Operating expenses
General and administrative	2,480,809	747,540	257,700	188,295
Total operating expenses	2,480,809	747,540	257,700	188,295
Loss from operations	(2,401,178)	(747,540)	(213,490)	(188,295)

Non-operating income (expenses)
Loss on note conversion	-	(23,238)	-	(1,995)
Interest income	78,360	108,497	32,786	27,216
Interest expense	(366,394)	(303,851)	(114,980)	(99,520)
Other income, net	298,999	28,015	-	(137)

Total non-operating income (expenses), net	10,965	(190,577)	(82,194)	(74,436)

Loss before income tax	(2,390,213)	(938,117)	(295,684)	(262,731)
Income tax expense	39,437	14,168	4,690	-

Net loss	(2,429,650)	(952,285)	(300,374)	(262,731)

Other comprehensive items
Foreign currency translation income	3,026,065	1,232,187	805,685	1,999,997

Comprehensive Income	$596,415	$279,902	$505,311	$1,737,266

Weighted average shares used for computing basic and diluted loss per share	15,585,432	8,395,274	3,978,031	8,705,538

Basic and diluted net loss per share	$(0.16)	$(0.11)	$(0.08)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(UNAUDITED)

	Common Stock		Paid in	Statutory	Accumulated Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Capital	Reserves	Loss	Deficit	Equity
Balance as of December 31, 2024	916,122	$9,161	$165,959,857	$15,191,645	$(14,373,199)	$(62,056,383)	$104,731,081

Net loss for the period	-	-	-	-	-	(884,460)	(884,460)

Foreign currency translation gain	-	-	-	-	584,206	-	584,206

offering of the common stock	1,532,985	15,330	9,850,070	-	-	-	9,865,400

Balance as of March 31, 2025	2,449,107	24,491	175,809,927	15,191,645	(13,788,993)	(62,940,843)	114,296,227

Net loss for the period	-	-	-	-	-	(1,244,816)	(1,244,816)

Conversion of long-term notes into common shares	68,982	690	568,413	-	-	-	569,103

Stock compensation expense	12,413	124	831,396	-	-	-	831,520

Foreign currency translation gain	-	-	-	-	1,636,174	-	1,636,174

Balance as of June 30, 2025	2,530,501	25,305	177,209,736	15,191,645	(12,152,819)	(64,185,659)	116,088,208

Net loss for the period	-	-	-	-	-	(300,374)	(300,374)

Conversion of long-term notes into common shares	910,307	9,103	1,528,673	-	-	-	1,537,776

Foreign currency translation gain	-	-	-	-	805,685	-	805,685

Offering of the common stock	67,301	673	86,755	-	-	-	87,428

Balance as of SEPTEMBER 30, 2025	3,508,109	$35,081	$178,825,164	$15,191,645	$(11,347,134)	$(64,486,033)	$118,218,723

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total
Balance as of December 31, 2023	796,344	$7,963	$164,870,025	$15,191,645	$(10,326,595)	$(60,497,371)	$109,245,667

Net loss for the period	-	-	-	-	-	(279,797)	(279,797)

Conversion of long-term notes into common shares	16,508	165	321,078	-	-	-	321,243

Transfer to statutory reserves	-	-	-	31	-	(31)	-

Foreign currency translation loss	-	-	-	-	(118,621)	-	(118,621)

Balance as of March 31, 2024	812,853	8,128	165,191,103	15,191,676	(10,445,216)	(60,777,199)	109,168,492

Net loss for the period	-	-	-	-	-	(409,757)	(409,757)

Conversion of long-term notes into common shares	25,907	259	(259)	-	-	-	-

Stock compensation expense	12,877	129	138,937	-	-	-	139,066

Transfer to statutory reserves	-	-	-	(31)	-	31	-

Foreign currency translation loss	-	-	-	-	(649,189)	-	(649,189)

Balance as of June 30, 2024	851,636	8,516	165,329,781	15,191,645	(11,094,405)	(61,186,925)	108,248,612

Net loss for the period	-	-	-	-	-	(262,731)	(262,731)

Conversion of long-term notes into common shares	24,950	250	251,745	-	-	-	251,995

Transfer to statutory reserves	-	-	-	-	-	-	-

Foreign currency translation gain	-	-	-	-	1,999,997	-	1,999,997

Balance as of SEPTEMBER 30, 2024	876,586	$8,766	$165,581,526	$15,191,645	$(9,094,408)	$(61,449,656)	$110,237,873

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS PERIOD ENDED SEPTEMBER 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,429,650)	$(952,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,084	-
Operating lease expenses	43,272	46,254
Loss on note conversion	-	23,238
Stock compensation expense	918,948	139,066
Interest expense	366,394	-
Advance to supplier	65,597,834	(3,192)
Other receivables	(44,858)	13,187
Contract Liabilities	104,153	-
Taxes payable	(442)	117
Payment of lease liability	(27,875)	(61,672)
Accrued liabilities and other payables	(109,858)	464,614

Net cash generated from (used in) operating activities	64,443,002	(330,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term loan receivable increase	55,986,881	-
Short term loan receivable collection	-	68,502,372
Purchase of Fixed assets	(784,877)	-

Net cash generated from investing activities	55,202,004	68,502,372

CASH FLOWS FROM FINANCING ACTIVITY:
Issuance of common stock	9,865,400	-
Net cash provided by financing activity	9,865,400	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2,341,312	913,873

NET INCREASE IN CASH	131,851,718	69,085,572
CASH, BEGINNING OF PERIOD	25,341	32,370

CASH, END OF PERIOD	$131,877,059	$69,117,942

Supplemental disclosure of cash information:
Income tax paid	-	$26,590
Interest paid	-	$-

Supplemental disclosure of non-cash information
Right-of-use assets obtained in exchange for lease liabilities	-	182,884
Offering of the common stock	87,428	-
Conversion of notes into common shares	$2,106,879	$550,000

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Smart Powerr Corp. (the “Company” “we” or “SPC”) was incorporated in Nevada, and was formerly known as China Recycling Entergy Corporation. The Company was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to China Recycling Energy Corporation, and most recently to Smart Powerr Corp. in March of 2022. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions in the Peoples Republic of China (“PRC”).

The Company is primarily conducted through its wholly-owned subsidiaries, Yinghua and Sifeng, Sifeng’s wholly-owned subsidiaries, Huahong and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH, Xi’an TCH’s wholly-owned subsidiary Erdos TCH and Xi’an TCH’s 90% owned and Shanghai TCH’s 10% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd., and Zhongxun. Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC in November 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009. Xi’an Zhonghong New Energy Technology Co., Ltd. was incorporated in July 2013. Xi’an TCH owns 90% and Shanghai TCH owns 10% of Zhonghong. Zhonghong provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers.

The Company is in the process of transforming and expanding into an energy storage integrated solution provider. and plan to pursue disciplined and targeted expansion strategies for market areas we currently do not serve. We actively seek and explore opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

The Company’s organizational chart as of September 30, 2025 is as follows:

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

Principle of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of September 30, 2025. The revenue for the Company for the nine months ended September 30, 2025 or 2024 was 173,659 and nil respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the nine months ended September 30, 2025 and 2024, the Company had a net income of $2,429,650 and $952,285, respectively. For the three months ended September 30, 2025 and 2024, the Company had a net loss of $300,374 and $262,731, respectively. The Company had an accumulated deficit of $ 64,486,033 as of September 30, 2025. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

Use of Estimates

In preparing these CFS in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the period reported. Actual results may differ from these estimates. On an on-going basis, management evaluates its estimates, including those allowances for bad debt, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources.

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the nine months ended September 30, 2025 and 2024, the Company did not sell any new power generating projects.

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

C) Operation and Maintenance Income

The Company records income from perform operation and maintenance services to third parties in the period the income is earned, which is based on the service performance fulfilled over time. During the nine months ended September 30, 2025, the Company signed RMB1.8 million (US$0.2 million) contract and amortized for ten years based on the service period.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2025 and December 31, 2024.

Operating leases are included in ROU and lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2025 and December 31, 2024, the Company had no accounts receivable.

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

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of September 30, 2025 and December 31, 2024, the Company did not accrue allowance against short term loan receivables.

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

Intangible Asset, net

Intangible asset, net are stated at cost, net of accumulated depreciation. Purchased intangible assets are initially recognized and measured at cost upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Software	10 years

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the three months ended September 30, 2025 and 2024.

Contract liabilities

Contract liabilities represent advance payments collected from third-party payers. They represent obligations that will be satisfied by providing services to the customer.

As of September 30, 2025 and December 31, 2024, deferred tax assets consisted of the following:

	For the Years Ended September 30,
	2025	2024
Balance at the beginning of the period/year	$-	$-
Addition of cash received in advance	279,011	-
Deduction of revenue recognition	173,659
Balance at the end of the period/year	$105,352	$-

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At September 30, 2025 and December 31, 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, other receivables, accounts payable, current liabilities, taxes payable, notes payable, and accrued liabilities and other payables, approximate the fair value of the respective assets and liabilities as of September 30, 2025 and 2024 owing to their short-term or present value nature or present value of the assets and liabilities. For lease liability fair value approximates their carrying value at the year-end as the fair value is estimated by used discounted cash flow, in which interest rates used to discount the host contracts approximate market rates. For the period end September 30, 2025 and 2024, there are no transfers between different levels of inputs used to measure fair value.

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

For the nine months ended September 30, 2025 and 2024, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the nine months ended September 30, 2025 and 2024, 264,911 and 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

As of September 30, 2025, there is no outstanding short-term loan receivables.

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

As of September 30, 2025, there is no outstanding short-term loan receivables.

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2025 and December 31, 2024:

	2025	2024
Education and union fund and social insurance payable	$232,890	$227,137
Accrued payroll and welfare	246,092	230,029
Accrued litigation	2,452,974	2,392,383
professional fee	10,709	253,307
Other	62,164	63,630
Total	$3,004,829	$3,166,486

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 14).

6. TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2025 and December 31, 2024:

	2025	2024
Income tax	$7,607,201	$7,607,201
Other	23,950	20,021
Total	7,631,151	7,627,222
Current	7,631,151	4,276,597
Noncurrent	$-	$3,350,625

As of September 30, 2025, income tax payable included $7.61 million from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017 ($4.31 million included in current tax payable and $3.35 million noncurrent). An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years (until April, 2026) with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election, but did not pay the tax and expected to apply for extra extension due to the losses in the following consecutive years.

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

As of September 30, 2025 and December 31, 2024, deferred tax assets consisted of the following:

	2025	2024
Accrued expenses	$748	$621,948
Write-off Erdos TCH net investment in sales-type leases *	-	4,106,926
Impairment loss of Xi’an TCH’s investment into the HYREF fund	-	2,675,743
US NOL	204,421	1,270,461
PRC NOL	8	1,031,456
Total deferred tax assets	205,177	9,706,534
Less: valuation allowance for deferred tax assets	(205,177)	(9,706,534)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

As of September 30 2025, Xi’an TCH has repaid the principal of RMB 77 million in November 2024, with interest still outstanding.

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

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note was due and payable on April 1, 2023. However, as of this report date, the Company did not repay the loan, and no any further action from the lender. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. The lender made an adjustment of $229,015 to increase the outstanding principal of the notes based on a forbearance agreement entered on September 14, 2022 resulting from the Company’s default event of being delinquent on SEC filings, the Company recorded the $229,015 principal adjustment as interest expense. During the year ended December 31, 2022, the Company amortized OID of $125,000 and recorded $456,655 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,650,000 in total for the delivery of 289,330 shares of the Company’s common stock.  The Company recorded $108,910 loss on conversion of these notes in 2022. During the year ended December 31, 2023, the Company amortized OID of $31,250 and recorded $435,021 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,200,000 in total for the delivery of 571,448 shares of the Company’s common stock which was issued in 2023, and 165,081 shares was issued in January 2024.  As of December 31, 2023, the outstanding principal balance of this note was $5,222,743 with accrued interest of $2,290. As of December 31, 2024, the outstanding principal balance of this note was $4,705,696 with accrued interest of $69,103. As of September 30, 2025, the outstanding principal balance of this note was $3,031,656 with accrued interest of $2,658. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

10. STOCKHOLDERS’ EQUITY

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the year ended September 30, 2025:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	16,515	10	-
Exercisable at January 1, 2025	16,515	10	-
Granted	2,340.00	10	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at September 30, 2025	18,855	10	-
Exercisable at September 30, 2025	18,855	10	-

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

The following table summarizes option activity with respect to employees and independent directors for the year ended September 30, 2025:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	500	$16.1	3.32
Exercisable at January 1, 2025	500	$16.1	3.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2025	500	$16.1	2.32
Exercisable at September 30, 2025	500	$16.1	2.32

Restricted Stock

In April 2025, the Compensation Committee of the Company, which administers the Plan, granted two employees 124,126 shares of Common Stock (“Restricted Stock”) under the Plan, which grants vested immediately, subject to the Grantee remaining in continuous Service with the Corporation, in good standing, until such date.

The Company recognized US$918,948 share-based compensations for the nine months of 2025.

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

The US parent company, SPC is taxed in the US and, as of September 30, 2025, had net operating loss (“NOL”) carry forwards for income taxes of $9.05 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of September 30, 2025, the Company’s PRC subsidiaries had $33.42 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2025 and 2024:

	2025	2024
U.S. statutory rates benefit	(21.0)%	(21.0)%
Tax rate difference – current provision	0.2%	(0.2)%
Permanent differences	(1.3)%	0.5%
Change in valuation allowance	22.40%	22.2%
Tax expense per financial statements	0.3%	1.5%

The provision for income tax expense for the nine months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Income tax expense – current	$39,437	$14,168
Total income tax expense	$39,437	$14,168

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2025 and 2024:

	2025	2024
U.S. statutory rates benefit	(21.0)%	(21.0)%
Tax rate difference – current provision	0.7%	(0.4)%
Permanent differences	0%	0.2%
Change in valuation allowance	24.50%	21.2%
Tax expense per financial statements	4.2%	0%

The provision for income tax expense (benefit) for the three months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Income tax expense – current	$4,690	$-
Total income tax expense	$4,690	$-

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of September 30, 2025 and December 31, 2024:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at September 30, 2025	Statutory reserve at December 31, 2024
Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 73,947,603 ($11,272,917)	¥ 73,947,603 ($11,272,917)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

The Company’s operating ROU assets and lease liabilities were as follows:

	September 30, 2025	December 31, 2024
Right-of-use assets, net	$74,626	$115,068
Current lease liabilities	$60,533	$58,529
Non-current lease liabilities	29,490	56,539
Total lease liabilities	90,023	115,068

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

	September 30, 2025	December 31, 2024
Operating lease cost – amortization of ROU	$61,587	$60,066
Operating lease cost – interest expense on lease liability	$2,357	$5,063
Weighted Average Remaining Lease Term - Operating leases	2	2
Weighted Average Discount Rate - Operating leases	3.48%	3.48%

The following is a schedule, by years, of maturities of the office lease liabilities as of September 30, 2025:

For the year ended September 30, 2025,	$61,587
For the year ended September 30, 2026	$30,794
Total undiscounted cash flows	92,380
Less: imputed interest	(2,357)
Present value of lease liabilities	90,023

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

16. SUBSEQUENT EVENTS

The Company previously sold and issued to Bucktown Capital, LLC certain Promissory Note dated April 2, 2021 in the original principal amount of $5,250,000. On October 9, 2025, both parties agreed to exchange the original principal amount of $200,000 for the delivery of 137,080 shares of the Company’s Common Stock. On October 24, 2025, both parties agreed to exchange the original principal amount of $200,000 for the delivery of 163,934 shares of the Company’s Common Stock.

On October 13, 2025, the compensation committee (the “Compensation Committee”) of the Company’s board of directors (the “Board”) and the Board adopted the Inducement Plan, pursuant to which the Company reserved up to 1,000,000 shares of Common Stock, to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Nasdaq Listing Rule 5635(c)(4).

On October 15, 2025, the Company granted 290,000 restricted stocks, which vest on the six month anniversary of the Date of Grant, to three employees in the engineering department.

On October 23, 2025, the Company received entered into securities purchase agreements with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), an aggregate of 17,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) included in 17,000,000 units (the “Units”), each consisting of one share of Common Stock, and one warrant, each exercisable to purchase one share of Common Stock (each, a “Warrant”), at a purchase price of $1.18 per Unit, which is the closing price of the shares of Common Stock of the Company on October 22, 2025, for gross proceeds of $20,060,000. The Company plans to use the process for working capital and general corporate purposes.

The Company issued the 16,999,999 units of Shares at a purchase price of $1.305 per Unit for gross proceeds of approximately $22,185,000 and Offering closed on November 10, 2025.

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

Overview

RESULTS OF OPERATIONS

Comparison of Operating Results for the years ended September 30, 2025 and 2024

The following table sets forth our operating results for the designated periods, expressed as a percentage of net sales.

	2025	% of Sales	2024	% of Sales
Sales	$173,659	100%	$-	-%
Cost of sales	(94,028)	(54)%	-	-%
Gross profit	79,631	46%	-	-%
Total operating expenses	2,480,809	1,429%	747,540	-%
Loss from operations	(2,401,178)	(1,383)%	(747,540)	-%
Total non-operating income (expenses), net	10,965	6%	(190,577)	-%
Loss before income tax	(2,390,213)	(1,376)%	(938,117)	-%
Income tax expense	39,437	23%	14,168	-%
Net loss	(2,429,650)	(1,399)%	$(952,285)	-%

SALES.

Total sales for the nine months ended September 30, 2025, amounted to $ 173,659. The company signed an Operation and Maintenance Contract for a power station. The contract has total amount RMB1.8 million (US$0.2 million), starting from March 1, 2025 to February 28, 2035 for 10 years with a third party. The Company recognized the revenue based on the time period.

COST OF SALES.

Cost of sales for the nine months ended September 30, 2025, was $94,028.

GROSS PROFIT.

For the nine months ended September 30, 2025, the gross margin was 46%.

OPERATING EXPENSES.

Operating expenses consisted of general and administrative expenses (“G&A”) totaling $2,480,809 for the nine months ended September 30, 2025, compared to $747,540 for the nine months ended September 30, 2024. This represented an increase of $1,733,269 year-over-year. The increase was mainly attributable to an increase in financing costs of $948,648 and share-based compensation of $831,520.

NET NON-OPERATING INCOME (EXPENSES).

Net non-operating expenses consisted of gain or loss from note conversion, interest income, interest expenses, and other miscellaneous expenses. For the nine months ended September 30, 2025, net non-operating income were $10,965 compared to non-operating expenses of $190,577 for the nine months ended September 30, 2024. The primary reason was the provision of financial support to other companies, which generated interest income of $98,999, coupled with the reversal of a $200,000 provision for impaired prepayments, offsetting by the interest expenses of $251,414.

INCOME TAX EXPENSE.

Income tax expense was $39,437 for the nine months ended September 30, 2025, compared with income tax expense of $14,168 for the nine months ended September 30, 2024. The consolidated effective income tax rate for the nine months ended September 30, 2025, and 2024 were -0.23% and 1.5%, respectively. In 2025, Management concluded that the realizability of related tax benefits from these losses was uncertain due to the continuing operating losses at the US parent company. Accordingly, a 100% valuation allowance was provided against the deferred tax asset.

NET LOSS.

Net loss for the nine months ended September 30, 2025, was $2,429,650 compared to loss of $952,285 for the nine months ended September 30, 2024, representing an increase in net loss of $1,477,365 The increase in net loss was mainly driven by rising operating expenses and the reversal of impairment provision, as previously discussed.

Comparison of Results of Operations for the three months ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2025	%of Sales	2024	%of Sales
Sales	$90,820	100%	$-	-%
Cost of sales	(46,610)	(51)%	-	-%
Gross profit	44,210	49%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	257,700	284%	188,295	-%
Loss from operations	(213,490)	(235)%	(188,295)	-%
Total non-operating income (expenses), net	(82,194)	(91)%	(74,436)	-%
Loss before income tax	(295,684)	(326)%	(262,731)	-%
Income tax expense	4,690	5%	-	-%
Net loss	$(300,374)	(331)%	$(262,731)	-%

SALES. Total sales for the three months ended September 30, 2025 and 2024 were $90,820.

COST OF SALES. Cost of sales for the three months ended September 30, 2025 and 2024 were $46,610.

GROSS PROFIT. Gross profit for the three months ended September 30, 2025 and 2024 were $44,210 with gross margin of 49%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses (“G&A”) totaling $257,700 for the three months ended September 30, 2025, compared to $188,295 for the three months ended September 30, 2023, an increase of $69,405 or 37%. The increase in operating expenses was mainly due to increased professional fee by $69,734.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating expenses consisted of gain or loss on note conversion, interest income, interest expenses, and miscellaneous expenses. For the three months ended September 30, 2025, net non-operating expenses was $82,194 compared to non-operating income of $74,436 for the three months ended September 30, 2024. For the three months ended September 30, 2025, we had $32,786 interest income, which was partly offset by $114,980 interest expense on note payable. For the three months ended September 30, 2024, we had $27,216 interest income, which was partly offset by $99,520 interest expense on note payable and $1,995 loss on note conversion.

INCOME TAX EXPENSE. Income tax expense was 4,690 for the three months ended September 30, 2025, compared with nil for the three months ended September 30, 2024. The consolidated effective income tax rate for the three months ended September 30, 2025 and 2024 were -1.6% and nil, respectively.

NET LOSS. Net loss for the three months ended September 30, 2025 was $300,374 compared to $262,731 for the three months ended September 30, 2024, an increase of net loss of $37,643. This increase in net loss was mainly due to increased operating expenses by $69,405 , increased income tax expense by $4,690 and increased interest expense on note payable by $15,460, which was partly offset by increased Gross profit by $44,210 and interest income by $5,570 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of nine months ended September 30, 2025, and 2024

As of September 30, 2025, the Company maintained cash and equivalents of $131.88million, other current assets (excluding cash and equivalents) of $0.26million, current liabilities of $11.37million, and working capital of $120.76million, with a current ratio of11.69:1 and a debt-to-equity ratio of 0.11:1.

The following is a summary of cash flows provided by or used in each of the indicated types of activities, for the six- months periods ended September 30, 2025, and 2024:

	2025	2024
Cash provided by (used in):
Operating Activities	$64,443,002	$(330,673)
Investing activities	55,202,004	68,502,372
Financing activity	9,865,400	–

Net cash generated from operating activities was $64.44million for the nine months ended September 30, 2025, compared to $0.33 million net cash used for the nine months ended September 30, 2024. The increase in net cash inflow for the nine months ended September 30, 2025, was mainly driven by the recovery of $65.6 million in advance payments to suppliers, which generated cash inflows.

Net cash provided by investing activities was $55.2 million and $68.5 million respectively for the nine months ended September 30, 2025, and 2024. For the nine months ended September 30, 2025, repayments of short-term loans decreased by $-12.52million. As of September 30, 2025, the Company had recovered a short-term loan of $55,660,131 (RMB406.3 million) from Xi’an Yingtai Energy Conservation Technology Co., Ltd (“Xi’an Yingtai”), an unrelated party of the Company.

Net cash provided by financing activities was $9.87 million during the nine months ended September 30, 2025, primarily attributable to proceeds from equity issuance.

We believe that inflation did not have or is not expected to have a significant adverse impact on our operating results in 2025.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.

The Company incurred an operating loss of $2.4 million, and reported net loss of $2.4 million for nine months ended September 30, 2025. As the Company implements its future business plan, it may continue to incur operating losses and generate negative operating cash flows.

In 2025, the Company collected back $65.6 million advance to supplier and had positive operating cash flow during the nine months ended September 30, 2025. At the end of  September 30, 2025, the Company had accumulated deficit balance of $64.5 million and cash balance of $131.9 million. The Company has collected back RMB405.8 million in accounts receivable and recovered RMB476 million in supplier advances and raised capital through of common stock issuance during the first quarter of 2025.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to appropriate a statutory reserve from its after-tax profit before declaring or paying dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are classified as below:

	As of
	September 30, 2025	December 31, 2024
Unrestricted accumulated deficit	$(64,486,033)	$(62,056,383)
Restricted retained earnings (surplus reserve fund)	15,191,645	15,191,645
Total accumulated deficit	$(49,294,388)	$(46,864,738)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of September 30, 2025, are as follows:

	1 year	More than	See Note
Contractual Obligation	or less	1 year	(for details)
Interest payable of Entrusted loan	$347,591	$-	9
Lease liability obligation	61,587	30,794	15
Total	$409,178	$30,794

The Company believes it has sufficient cash as of September 30, 2025, and a sufficient channel to obtain any loans that may be necessary to meet its working capital needs from commercial institutions. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history. In November 2024, we paid the Entrusted loan principal of $10,548,957 (RMB77 million), with interest still outstanding.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by this Report. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

With the participation of the Company’s management, including its CEO and CFO, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this Report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

4.2	Description of Securities of China Recycling Energy Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

4.3	Form of Pre-Funded Warrants (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2022).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021(filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2022).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. 2019 dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.35	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.38	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020(filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

10.39	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.40	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.42	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.43	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.44	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.47	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.51 to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.52	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.53 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.53	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.54 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.54	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.55 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.55	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.56 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.56	Exchange Agreements dated as of December 29, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s annual report on Form 10-K dated April 11, 2024)

10.57	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated December 25, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

10.58	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated February 18, 2025(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2025)

10.59	Form of Exchange Agreement between the Company and certain Lender, dated March 6, 2025 (filed as Exhibit 10.59 to the Company’s quarterly report on Form 10-Q dated August 13, 2025)

10.60	China Recycling Energy Corporation Omnibus Equity Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated April 18, 2025)

10.61	Exchange Agreement dated as of July 22, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.61 to the Company’s quarterly report on Form 10-Q dated August 13, 2025)

10.62	Exchange Agreement dated as of July 31, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.62 to the Company’s quarterly report on Form 10-Q dated August 13, 2025)

10.63	Exchange Agreement dated as of August 8, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.63 to the Company’s quarterly report on Form 10-Q dated August 13, 2025)

10.64*	Exchange Agreement dated as of August 15, 2025 by and between the Company and Bucktown Capital, LLC

10.65*	Exchange Agreement dated as of September 4, 2025 by and between the Company and Bucktown Capital, LLC

10.66*	Exchange Agreement dated as of September 22, 2025 by and between the Company and Bucktown Capital, LLC

10.67*	Exchange Agreement dated as of September 26, 2025 by and between the Company and Bucktown Capital, LLC

10.68*	Exchange Agreement dated as of October 9, 2025 by and between the Company and Bucktown Capital, LLC

10.69*	Exchange Agreement dated as of October 24, 2025 by and between the Company and Bucktown Capital, LLC

10.70	Form of Inducement Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s registration statement on Form S-8 dated October 15, 2025)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

19.1	Insider Trading Policy, dated November 25, 2009. (filed as Exhibit 19.1 to the Company’s annual report on Form 10-K dated May, 8, 2023)

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART POWERR CORP.

Date: November 13, 2025	By:	/s/ Guohua Ku
	Name:	Guohua Ku
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Yongjiang Shi
	Name:	Yongjiang Shi
	Title:	Chief Financial Officer
(Principal Financial Officer)