Form 10-K
period 2025-12-31
Smart Powerr Corp.
filed 2026-03-31
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of December 31, 2025, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $1.33, as reported on the Nasdaq Capital Market, was approximately $27.9 million.

As of March 31, 2026, there were 22,959,128 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

SMART POWERR CORP.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those discussed under the heading “Risk Factors” in any of our filings with the SEC pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act.

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

We were once a pioneer in waste energy recycling and a developer of energy efficiency solutions for various energy intensive industries in China. We use Build-Operate-Transfer (“BOT”) model to provide energy saving and recovery facilities for multiple energy intensive industries in China. Our waste energy recycling projects allow customers which use substantial amounts of electricity to recapture previously wasted pressure, heat, and gas from their manufacturing processes to generate electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

We develop fully customized projects across several verticals to better meet customer’s energy recovery needs. We provide a clean-technology and energy-efficient solution aimed at reducing the air pollution and energy shortage problems in China. Our projects capture industrial waste energy to produce low-cost electricity, enabling industrial manufacturers to reduce their energy costs by 5% to 20%, lower their operating costs, and in optimal circumstances, extend the life of primary manufacturing equipment, while still complying with government regulations on emissions. Specifically, our power generation systems use the waste heat and pressure of flue gas generated during customers’ daily course of energy usage, such as manufacturing, and carry out necessary dust removal and desulfurization process afterwards, before putting the renewed energy back into use. The purified flue gas can reduce the wear and corrosion of pipes, valves and fans on the original production line, so as to improve the service life of this equipment.

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

Legal and Operational Risks of Operating in the PRC

Smart Powerr Corp., or the Company or CREG, is a holding company incorporated in the state of Nevada. As a holding company with no material operations, CREG conducts a substantial majority of its operations through its subsidiaries established in the People’s Republic of China, or the PRC or China. However, neither the holding company nor any of the Company’s Chinese subsidiaries conduct any operations through contractual arrangements with a variable interest entity based in China. Investors in our common stock should be aware that they may never directly hold equity interests in the PRC operating entities, but rather purchasing equity solely in CREG, our Nevada holding company. Furthermore, shareholders may face difficulties enforcing their legal rights under United States securities laws against our directors and officers who are located outside of the United States. See “Risk Factors - Risks Related to Doing Business in China - Uncertainties with respect to the PRC legal system could adversely affect us” on page 41 of this annual report.

Our equity structure is a direct holding structure. Within our direct holding structure, the cross-border transfer of funds within our corporate entities is legal and compliant with the laws and regulations of the PRC. After the foreign investors’ funds enter CREG, the funds can be directly transferred to the PRC operating companies through its subsidiaries. Specifically, CREG is permitted under the Nevada laws to provide funding to our subsidiary in Cayman Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our subsidiary in Cayman Islands is also permitted under the laws of Cayman Islands to provide funding to CREG through dividend distribution without restrictions on the amount of the funds. Current PRC regulations permit our PRC subsidiaries to pay dividends to the Company only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. As of the date hereof, there have not been any transfers, dividends or distributions made between the holding company, its subsidiaries, and to investors. Furthermore, as of the date hereof, no cash generated from one subsidiary is used to fund another subsidiary’s operations and we do not anticipate any difficulties or limitations on our ability to transfer cash between subsidiaries. We have also not installed any cash management policies that dictate the amount of such funds and how such funds are transferred. For the foreseeable future, we intend to use the earnings for our business operations and as a result, we do not intend to distribute earnings or pay any cash dividends. See “Transfers of Cash to and from Our Subsidiaries” on page 55 of this annual report.

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

Investing in our common stock involves significant risks. Below please find a summary of the principal risks we face, organized under relevant headings. These risks are discussed more fully under “Item 1A. Risk Factors” beginning on page 25 of this annual report.

Risks Related to Our Business and Industry

●	We face risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt our operations.” on page 31 of this annual report);

●	Changes in the economic and credit environment could have an adverse effect on demand for our projects, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price (see “Risk Factors - Risks Related to Our Business and Industry - Changes in the economic and credit environment could have an adverse effect on demand for our projects, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.” on page 26 of this annual report);

●	Changes in the growth of demand for or pricing of electricity could reduce demand for our waste energy recycling projects, which could materially harm our ability to grow our business (see “Risk Factors - Risks Related to Our Business and Industry - Changes in the growth of demand for or pricing of electricity could reduce demand for our waste energy recycling projects, which could materially harm our ability to grow our business” on page 27 of this annual report);

●	We operate in an emerging competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected (see “Risk Factors - Risks Related to Our Business and Industry - We operate in an emerging competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected” on page 28 of this annual report);

Risks Related to Doing Business in China (for a more detailed discussion, see “Item 1A. Risk Factors-Risks Related to Doing Business in China” on page 31 of this annual report)

●	We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock (see “Risk Factors - We are a holding company, and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock” on page 31 of this annual report);

●	The Chinese government exerts substantial influence over the manner in which we conduct our business activities and may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and the value of our common stock (see “Risk Factors -The Chinese government exerts substantial influence over the manner in which we must conduct our business activities and may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and the value of our common stock” on page 32 of this annual report);

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China (see “Risk Factors - The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China” on page 35 of this annual report);

●	China’s legal system is evolving and has inherent uncertainties that could limit the legal protection available to you (see “Risk Factors - Risks Related to Doing Business in China - Uncertainties with respect to the PRC legal system could adversely affect us” on page 41 of this annual report);

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law (see “Risk Factors - Risks Related to Doing Business in China - We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law” on page 38 of this annual report);

●	The joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” proposed rule changes submitted by Nasdaq and the Holding Foreign Companies Accountable Act(“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock (see “Risk Factors - Risks Related to Doing Business in China - The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock” on page 44 of this annual report);

Risks Related to Our Common Stock (for a more detailed discussion, see “Item 1A. Risk Factors- Risks Related to Our Common Stock” on page 46 of this annual report)

●	The market price of our common stock may be volatile or may decline regardless of our operating performance (see “Risk Factors - Risks Related to Our Common Stock - The market price for our common stock may be volatile” on page 46 of this annual report);

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

Enrome LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2025, is based in Singapore and is registered with PCAOB and subject to PCAOB inspection. Therefore, we believe Enrome LLP is subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. However, as more stringent criteria have been imposed by the SEC and the PCAOB, recently, which would add uncertainties to future offerings, and we cannot assure you whether Nasdaq or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the U.S. Securities and Exchange Commission (the “SEC”), the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. See “The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock” on page 44 of this annual report.

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

We believe that neither we nor our subsidiaries are currently required to obtain permission from any of the PRC authorities to operate and issue our common stock to foreign investors, or required to obtain permission or approval from the CSRC, CAC or any other governmental agency. Recently, however, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the “Opinions,” which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-concept overseas listed companies, cybersecurity, data privacy protection requirements, and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirements in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of different interpretation and enforcement of the rules and regulations in the PRC adverse to us, which may take place quickly with little advance notice. See “The Opinions recently issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council may subject us to additional compliance requirement in the future” on page 43 of this annual report.

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

For more details, see “Risk Factors - Risks Related to Doing Business in China - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if our subsidiaries or the holding company were required to obtain approval or filing in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors” on page 32 of this annual report.

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

Our Business Models

We once sold our products to our customers under two models: the BOT model and the operating lease model, although we emphasize the BOT model which we believe is more economically beneficial to us and to our customers. We are in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. The company signed an Operation and Maintenance Contract for power stations.

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

We believe we offer advantages over our competitors in several ways:

●	Our management team has over 20 years of industry experience and expertise;

●	We have the capabilities to provide TRT, CHPG and WGPG systems, while our competitors usually concentrate on one type or another;

●	We have the capabilities and experience in undertaking large scale projects; and

●	We once provided BOT or capital lease services to the customers, while our competitors usually use an EPC (engineering, procurement and construction) or turnkey contract model. We now provide Operation and Maintenance Services for power stations.

Employees

As of December 31, 2025, we had 22 employees:

Management: 4 Employees

Administration: 1 Employees

Marketing: 1 Employees

Accounting & Finance: 4 Employees

Project Officer: 12 Employees

All of our personnel are employed full-time and none is represented under collective bargaining agreements. We consider our relations with our employees to be good.

We maintain certain insurance policies to safeguard us against risks and unexpected events as required in China and with applicable PRC laws, such as social security insurance, including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees. However, we do not maintain business interruption insurance or product liability insurance, which are not mandatory under PRC laws. In addition, we do not maintain key man insurance, insurance policies covering damages to our network infrastructures or information technology systems nor any insurance policies for our properties. During fiscal years 2025 and 2024, we did not make any material insurance claims in relation to our business.

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

While we recognize a large portion of the revenue from each project when it goes on-line, all of the cash flow from the project is received in even monthly payments across the term of the lease. Although our revenues may be high, the initial cash outlay required for each project is substantial and even with the recovery of this cost in the early years of each lease, we may need to raise additional capital resulting in a dilution in your holdings. This discrepancy between revenue recognition and cash flow could also contribute to volatility in our stock price. We now do not have such business in 2025 and 2024.

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

In addition, our business could be affected by public health epidemics, such as the outbreak of avian influenza, severe acute respiratory syndrome, or SARS, Zika virus, Ebola virus, COVID-19 or other disease. Should there be such a health epidemic in the future, our business, results of operations, financial condition and prospects could be materially adversely affected to the extent that such health epidemics weaken the Chinese and global economy in general.

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

Enrome LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2025, is based in Singapore and is registered with PCAOB and subject to PCAOB inspection. Therefore, we believe Enrome LLP is subject to the determinations as to the inability to inspect or investigate registered firms announced by the PCAOB on December 16, 2021.

However, recent developments with respect to audits of China-based companies create uncertainty about the ability of Enrome LLP to fully cooperate with the PCAOB’s request for audit workpapers without the approval of the Chinese authorities. We cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA ultimately result in a determination by a securities exchange to delist the Company’s securities. It remains unclear what the SEC’s implementation process related to the above rules will entail or what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange. In addition, the above amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

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

If we fail to meet all applicable Nasdaq requirements and the Nasdaq Stock Market LLC determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of our common stock and harm our business.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing. On September 24, 2024, the Company received a written notification from Nasdaq, notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rules for continued listing on the Nasdaq. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of US$1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 37 consecutive business days, the Company no longer meets the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until March 24, 2025, to regain compliance with the Minimum Bid Price Requirement. In the event the Company does not regain compliance by March 24, 2025, the Company may be eligible for an additional 180 calendar day grace period. On August 1, 2025, the Company received a letter from the Staff notifying the Company that the Staff had determined that for the last 10 consecutive business days, from July 18, 2025 to July 31, 2025, the closing bid price for the Company’s common stock was at least $1.00 per share, and, accordingly, the Company has regained compliance with Listing Rule 5550(a)(2)and the matter is now closed.

There can be no assurance that we will continue to maintain compliance with the requirements for listing our common stock on Nasdaq. Any potential delisting of our common stock from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Capital Market would also make it more difficult for our stockholders to sell our common stock in the public market.

Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

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

As of December 31, 2025, approximately 0.025% of our $157.6 million in assets was in cash.  If we were to invest a significant enough percentage of this cash in speculative investment securities we could be considered an investment company. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategies. We may have to take actions, including buying, refraining from buying, selling or refraining from selling securities, when we would otherwise not choose to in order to continue to avoid registration under the Investment Company Act.

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

We employed email correspondence anti-leakage software and firewall system to our website. In 2024 and 2025, we did not identify any cybersecurity events that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

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

ITEM 2. PROPERTIES

We currently lease one office space in Xi’an, which is located at 4/F, Block C, Rong Cheng Yun Gu Building, Keji 3rd Road, Xi’an, PRC. The monthly rent for our office locations was RMB36,536 ($5,669) in 2024 and RMB36,536 ($5,083) in 2025.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “CREG.” On March 31, 2026, the last reported sales price for our common stock was $0.24 per share, and there were 22,959,128 shares of our common stock outstanding, held by approximately 2,735 shareholders of record.

Dividend Policy

We did not pay any cash dividends on our common stock in 2025. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

As of December 31, 2025, there are no recent sales of unregistered securities. Certain information previously disclosed in prior quarterly reports on Form 10-Q or in current reports on Form 8-K we filed has not been furnished in this annual report.

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

In April 2025, the Compensation Committee of the Company, which administers the Plan, granted two employees 124,126 shares of Common Stock under the Plan, which grants vested immediately, subject to such grantees remaining in continuous Service with the Company, in good standing, until such date.

2025 Inducement Award Plan

On October 13, 2025, the Compensation Committee of the Company and the Board adopted Smart Powerr Corp. 2025 Inducement Award Plan (the “Inducement Plan”), pursuant to which the Company reserved up to 1,000,000 shares of Common Stock, to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Nasdaq Listing Rule 5635(c)(4).

As of December 31, 2025, there were 81,000 shares of the Company's common stock available for future issuance as equity-based awards under the Inducement Plan.

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

OVERVIEW

RESULTS OF OPERATIONS

Comparison of Operating Results for the years ended December 31, 2025 and 2024

The following table sets forth our operating results for the designated periods, expressed as a percentage of net sales.

	2025	% of Sales	2024	% of Sales
Sales	$262,509	100%	$-	-%
Cost of sales	(145,895)	(56)%	-	-%
Gross profit	116,614	44%	-	-%
Total operating expenses	3,132,219	1,193%	1,093,468	-%
Loss from operations	(3,015,605)	(1,149)%	(1,093,468)	-%
Total non-operating income (expenses), net	156,100	59%	(451,547)	-%
Loss before income tax	(2,859,505)	(1,089)%	(1,545,015)	-%
Income tax expense	40,536	15%	13,997	-%
Net loss	(2,900,041)	(1105)%	$(1,559,012)	-%

SALES.

Total sales for the year ended December 31, 2025, amounted to $262,509. The company signed an Operation and Maintenance Contract for power stations. The contract has total amount RMB3.0 million (US$0.4 million) per annum, starting from 2025 to 2035 for 10 years with third parties. The Company recognized the revenue based on the time period.

COST OF SALES.

Cost of sales for the year ended December 31, 2025, was $145,895.

GROSS PROFIT.

For the year ended December 31, 2025, the gross margin was 44%.

OPERATING EXPENSES.

Operating expenses consisted of general and administrative expenses (“G&A”) totaling $ 3,132,219 for the year ended December 31, 2025, compared to $1,093,468 for the year ended December 31, 2024. This represented an increase of $2,038,751 year-over-year. The increase was mainly attributable to an increase in financing costs of $948,648 and share-based compensation of $831,520, previously deductible input VAT from prior years is now confirmed as non-deductible and recorded as an expense of $168,204.

NET NON-OPERATING INCOME (EXPENSES).

Net non-operating income (expenses) consisted of gain or loss from note conversion, interest income, interest expenses, and other miscellaneous expenses. For the year ended December 31, 2025, net non-operating income were $156,100 compared to non-operating expenses of $451,547 for the year ended December 31, 2024. The primary reason was the provision of financial support to other companies, which generated interest income of $264,346, coupled with the reversal of a $200,000 provision for impaired prepayments.

INCOME TAX EXPENSE.

Income tax expense was $40,536 for the year ended December 31, 2025, compared with income tax expense of $13,997 for the year December 31, 2024. The consolidated effective income tax rate for the year ended December 31, 2025, and 2024 were 2.4% and 1.5%, respectively. In 2025, Management concluded that the realizability of related tax benefits from these losses was uncertain due to the continuing operating losses at the US parent company. Accordingly, a 100% valuation allowance was provided against the deferred tax asset.

NET LOSS.

Net loss for the year ended December 31, 2025, was $2,900,041 compared to loss of $1,559,012 for the year ended December 31, 2024, representing an increase in net loss of $1,341,029. The increase in net loss was mainly driven by rising operating expenses and the reversal of impairment provision, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of years ended December 31, 2025, and 2024

As of December 31, 2025, the Company maintained cash and equivalents of $40,156, other current assets (excluding cash and equivalents) of $156.78 million, current liabilities of $11.14 million, and working capital of $145.68 million, with a current ratio of 14.09 and a debt-to-equity ratio of 0.09:1.

The following is a summary of cash flows provided by or used in each of the indicated types of activities, for the years ended December 31, 2025, and 2024:

	2025	2024
Cash provided by (used in):
Operating Activities	$66,908,783	$(10,764,096)
Investing activities	(99,473,027)	11,031,196
Financing activity	32,137,831	–

Net cash generated from operating activities was $66.9 million for the year ended December 31, 2025, compared to $10.8 million net cash used for the year ended December 31, 2024. The increase in net cash inflow for the year ended December 31, 2025, was mainly driven by the collection of $68.1 million in advance payments to suppliers, which generated cash inflows.

Net cash used in investing activities was $99.5 million and net cash provided by investing activities was $11.0 million respectively for the year ended December 31, 2025, and 2024. For the year ended December 31, 2025, the Company had new short-term loan receivable of $156.8 million, and collected back $58.0 million.

Net cash provided by financing activities was $32.1 million during the year ended December 31, 2025, primarily attributable to proceeds from equity issuance.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to appropriate a statutory reserve from its after-tax profit before declaring or paying dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are classified as below:

	As of
	December 31, 2025	December 31, 2024
Unrestricted accumulated deficit	$(64,956,424)	$(62,056,383)
Restricted retained earnings (surplus reserve fund)	15,191,645	15,191,645
Total accumulated deficit	$(49,764,779)	$(46,864,738)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of December 31, 2025, are as follows:

	1 year	More than	See Note
Contractual Obligation	or less	1 year	(for details)
Interest payable of Entrusted loan	347,591	-	9
Lease liability obligation	61,092	-	15
Total	$408,683	$-

The Company believes it has sufficient cash as of December 31, 2025, and a sufficient channel to obtain any loans that may be necessary to meet its working capital needs from commercial institutions. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history. In November 2024, we paid the Entrusted loan principal of $10,548,957 (RMB77 million), with interest still outstanding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to Pages F-1 through F-26 comprising a portion of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2025, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our ICFR was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in internal control over financial reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s ICFR to determine whether any changes occurred during the Company’s fiscal year ended as of December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s ICFR. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s ICFR(as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our executive officers and director nominees as of the date of this report:

Name	Age	Position
Guohua Ku	64	Chief Executive Officer, Director and Chairman of the Board
Yongjiang (Jackie) Shi	51	Chief Financial Officer and Vice President
Binfeng (Adeline) Gu	48	Secretary
Yan Zhan	52	Director
Xiaoping Guo(1)	73	Independent Director
Zhongli Liu(1)	66	Independent Director
LuLu Sun(1)	48	Independent Director

(1)	Member of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Board Meetings and Committee Meeting; Annual Meeting Attendance

During the year ended December 31, 2025, the Board held 1 meeting and acted through unanimous consent on 3 different occasions. In addition, the Audit Committee held 4 meetings; the Corporate Governance and Nominating Committee held 1 meeting; and the Compensation Committee held 1 meeting. During the year ended December 31, 2024, each of the directors attended, in person or by telephone, more than 75% of the meetings of the Board and the committees on which he or she served. We encourage our Board members to attend our Annual Meetings, but we do not have a formal policy requiring attendance.

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

The Board determined Mr. Liu qualifies as an “audit committee financial expert,” as defined by Nasdaq Rule 5605(a)(2) and Item 407 of Regulation S-K. In reaching this determination, the Board made a qualitative assessment of Mr. Liu’s level of knowledge and experience based on a number of objective and subjective factors, including formal education, financial and accounting acumen, and business experience. The Audit Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to: (i) the financial reports and other financial information provided by us to the public or any governmental body; (ii) our compliance with legal and regulatory requirements; (iii) our systems of internal controls regarding finance, accounting and legal compliance that have been established by management and the Board; (iv) the qualifications and independence of our independent registered public accounting firm; (v) the performance of our internal audit function and the independent registered public accounting firm; and (vi) our auditing, accounting and financial reporting processes generally. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In connection with its responsibilities, the Board has delegated to the Audit Committee the authority to select and hire our independent registered public accounting firm and determine their fees and retention terms. The Audit Committee’s policy is to pre-approve all audit and non-audit services by category, including audit-related services, tax services, and other permitted non-audit services. In accordance with the policy, the Audit Committee regularly reviews and receives updates on specific services provided by our independent registered public accounting firm. All services rendered by Enrome LLP to the Company are permissible under applicable laws and regulations. During fiscal year 2025, all services requiring pre-approval and performed by the Company’s accounting firm, Enrome LLP, were approved in advance by the Audit Committee in accordance with the pre-approval policy. The Audit Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations - Corporate Governance.”

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2025 and 2024, by those individuals who served as our CEO, or CFO during any part of fiscal years 2025 and 2024 and our other most highly compensated executive officer. The individuals listed in the table below are referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guohua Ku	2025	30,731	—	—	—	—	—	—	30,731
Chief Executive Officer and Chairman of the Board	2024	30,337	—	—	—	—	—	—	30,337
Yongjiang (Jackie) Shi	2025	30,731	—	—	—	—	—	—	30,731
Chief Financial Officer	2024	30,337	—	—	—	—	—	—	30,337
Binfeng (Adeline) Gu	2025	23,902	—	—	—	—	—	—	23,902
Secretary	2024	23,596	—	—	—	—	—	—	23,596

Narrative to Summary Compensation Table

During the 2025 fiscal year, we used base salary as the exclusive executive compensation to our executive officers. We use base salary to fairly and competitively compensate our executives, including the named executive officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. Because of our emphasis on performance-based compensation for executives, base salary adjustments are generally made only when we believe there is a significant deviation from the market or an increase in responsibility. Our Compensation Committee reviews the base salary levels of our executives each year to determine whether an adjustment is warranted or necessary.

Employment Contracts

Mr. Guohua Ku entered into an employment agreement with the Company to serve as its CEO on December 10, 2008. The agreement had a two-year term, starting December 10, 2008, that included a one-month probationary period. In accordance with the terms and conditions of Mr. Ku’s employment agreement, on December 10, 2010, 2014, December 10, 2016, December 10, 2018, December 10, 2020, December 10, 2022 and December 10, 2024, more recently, on December 10, 2024, the Company and Mr. Ku agreed to renew Mr. Ku’s employment agreement for an additional two-year term. Mr. Ku receives a salary of RMB 216,000 ($30,731) annually for his service as CEO. The Company may terminate the employment agreement at any time without any prior notice to the employee if Mr. Ku engages in certain conduct, including, but not limited to (i) the violation of the rules and procedures of the Company or breaches the terms of the employment agreement; (ii) neglecting his duties or engages in malpractice for personal gain that damages the Company; (iii) entering into an employment relationship with any other employer during his employment with the Company; or (iv) the commission of a crime. The Company also may terminate the employment agreement upon 30 days written notice to Mr. Ku under certain other conditions, including but not limited to (i) inability to continue position due to non-work-related sickness or injury; (ii) incompetence; and (iii) the need for mass layoffs or other restructuring. Mr. Ku has the right to resign at any time upon a 30-day written notice to the Company.

Mr. Yongjiang Shi entered into an employment agreement with the Company on December 16, 2019, effective as of December 20, 2019, in connection with his appointment to serve as the CFO and vice President of the Company. Pursuant to the terms of Mr. Shi’s employment agreement, he receives a cash compensation in the amount of RMB 16,000 (approximately $2,300) per month for his service as the CFO and Vice President and is also entitled to receive an annual equity award of at least 5,000 shares of common stock of the Company. The term of the employment agreement is for 24 months and may be renewed for an additional term by the Company upon 30-day notice prior to its termination. This employment agreement may be terminated by the Company or Mr. Shi at any time without any prior notice. On December 16, 2025, the Company and Mr. Shi agreed to renew Mr. Shi’s employment agreement for an additional two-year term. Mr. Shi receives a salary of RMB 216,000 ($30,731) annually for his service as CFO.

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

In April 2025, the Compensation Committee of the Company, which administers the Plan, granted two employees 124,126 shares of Common Stock under the Plan, which grants vested immediately, subject to such grantees remaining in continuous Service with the Company, in good standing, until such date.

2025 Inducement Award Plan

On October 13, 2025, the Compensation Committee of the Company and the Board adopted Smart Powerr Corp. 2025 Inducement Award Plan (the “Inducement Plan”), pursuant to which the Company reserved up to 1,000,000 shares of Common Stock, to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Nasdaq Listing Rule 5635(c)(4).

As of December 31, 2025, there were 81,000 shares of the Company's common stock available for future issuance as equity-based awards under the Inducement Plan.

NON-EMPLOYEE DIRECTOR COMPENSATION

Non-Employee Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded during the 2025 fiscal year to each of our non-executive directors:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
LuLu Sun	$7,114						7,114
Xiaoping Guo	$7,114						7,114
Zhongli Liu	$7,114						7,114

In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Each non-employee director receives an annual Board fee of RMB 50,000. Non-employee directors do not receive additional fees for attendance at Board or Board committee meetings or for serving on Board Committees. There were no stock options granted and exercised by non-employee directors during the 2025 fiscal year. There were no option awards outstanding as of December 31, 2025, for any of the non-employee directors.

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

Common Stock Beneficially Owned	Number of Shares		Percent of Class
Directors and Named Executive Officers
Guohua Ku	1,044,720		4.87%
Yongjiang (Jackie) Shi	0	(1)	*
Adeline Gu	500	(2)	*
Yan Zhan	0		*
Xiaoping Guo	0		*
Zhongli Liu	0		*
LuLu Sun	0		*
All executive officers and directors as a group (7 persons)	1,044,720		4.87%

*	Less than one percent (1%) of outstanding shares.

1.	Excludes at least 5,000 shares issuable to Mr. Shi annually pursuant to the term of his employment agreement with the Company.

2.	Represents 500 shares of common stock subject to currently exercisable stock options on September 28, 2016. Ms. Gu has not received further shares subject to exercisable stock options since September 28, 2016.

EQUITY COMPENSATION PLAN INFORMATION

During the fiscal year ended December 31, 2025, we have not issued any shares of common stock under the 2015 Plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

	Fiscal Year 2025	Fiscal Year 2024
Audit Fees	$200,000	200,000
Audit-Related Fees	16,000	10,500
Tax Fees	-	-
All Other Fees	-	-
Total	$216,000	210,500

Audit Fees for the fiscal years ended December 31, 2025 and 2024 were for professional services rendered for the audit of our annual financial statements and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q.

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

Pre-approval Policies and Procedures

The Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our current auditor, Enrome LLP, in 2025. The pre-approval policy is detailed as to the particular service or category of services and is subject to a specific budget. The services include the engagement of the independent registered public accounting firms for audit services, audit-related services, and tax services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.5	Certificate of Change filed with the Secretary of State of Nevada (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 18, 2025).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

4.2*	Description of Securities

4.3	Form of Pre-Funded Warrants (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

4.4	Form of Warrants (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 23, 2025)

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2022).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021(filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2022).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.35	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.38	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.39	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020(filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

10.40	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.42	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.43	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.44	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.47	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.52	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.51 to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.53	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.53 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.54	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.54 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.55	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.55 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.56	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.56 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.57	Exchange Agreements dated as of December 29, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s annual report on Form 10-K dated April 11, 2024)

10.58	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated December 25, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

10.59	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated February 18, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2025)

10.60	Form of Stock Purchase Agreement between the Company and certain Purchasers, dated March 4, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2025)

10.61	Form of Exchange Agreement between the Company and certain Lender, dated March 6, 2025 (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K dated March 28 , 2025)

10.62	Form of Securities Purchase Agreement between the Company and certain accredited Investors, dated October 23, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2025)

10.63	Form of Registration Rights Agreement by and among the Company and certain Purchasers dated October 23, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2025)

10.64	First Amendment to Securities Purchase Agreement by and among the Company and certain Purchasers dated October 23, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2025)

10.65*	Form of Exchange Agreement between the Company and Bucktown Capital, LLC, dated January 5, 2026

10.66*	Form of Exchange Agreement between the Company and Bucktown Capital, LLC, dated February 10, 2026

10.67*	Form of Exchange Agreement between the Company and Bucktown Capital, LLC, dated March 16, 2026

10.68*	Form of Exchange Agreement between the Company and Bucktown Capital, LLC, dated March 18, 2026

10.69*	Form of Exchange Agreement between the Company and Bucktown Capital, LLC, dated March 19, 2026

10.70	Smart Powerr Corp. 2025 Inducement Award Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated October 15, 2025)

10.71	Form of Inducement Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s registration statement on Form S-8 dated October 15, 2025)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

19.1	Insider Trading Policy, dated November 25, 2009. (filed as Exhibit 19.1 to the Company’s annual report on Form 10-K dated May, 8, 2023)

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97	Compensation Recovery Policy (filed as Exhibit 97 to the Company’s annual report on Form 10-K dated April 11, 2024)

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SMART POWERR CORP.

Contents

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Smart Powerr Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smart Powerr Corp. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company disclosed litigation as discussed in Note 15 to the consolidated financial statements. Litigation resolution and disclosure involve judgment and uncertainty. Therefore, we considered this a CAM. We read the Company’s disclosures, obtained attorney and management’s representation on the litigation matters to conclude on the adequacy of the disclosures and need for accrual, if any. We also audited legal expenses to ensure all litigation is disclosed and accounted for as applicable.

We have served as the Company’s auditor since 2023.

/s/ Enrome LLP

Singapore

March 31, 2026

SMART POWERR CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND DECEMBER 31, 2024

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	DECEMBER 31, 2025	DECEMBER 31, 2024
ASSETS

CURRENT ASSETS
Cash	$40,156	$25,341
VAT receivable	-	165,629
Advance to supplier	-	65,214,994
Short term loan receivables	156,751,655	55,660,132
Other receivables	32,853	49,747

Total current assets	156,824,664	121,115,843

NON-CURRENT ASSETS
Right-of-use asset, net	61,092	115,068
Intangible Asset, net	752,865	3,875
Fixed assets, net	4,045	-
Total non-current assets	818,002	118,943
TOTAL ASSETS	$157,642,666	$121,234,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$122,240	$68,003
Contract liabilities	107,249	-
Taxes payable	4,296,625	4,276,597
Accrued interest on notes	23,224	69,103
Notes payable, net of unamortized OID of $0 and $31,250, respectively	2,464,151	4,705,696
Accrued liabilities and other payables	3,291,284	3,166,486
Lease liability	61,092	58,529
Payable for purchase of 10% equity interest of Zhonghong	428,994	410,998
Interest payable on entrusted loans	347,591	341,129

Total current liabilities	11,142,450	13,096,541

NONCURRENT LIABILITIES
Taxes payable	3,350,625	3,350,625
Lease liability	-	56,539
Total noncurrent liabilities	3,350,625	3,407,164

Total liabilities	14,493,075	16,503,705

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 20,951,878 and 7,391,996 shares issued and outstanding	44,332	9,161
Additional paid in capital	201,603,573	165,959,857
Statutory reserve	15,191,645	15,191,645
Accumulated other comprehensive loss	(8,733,535)	(14,373,199)
Accumulated deficit	(64,956,424)	(62,056,383)
Total stockholders’ equity	143,149,591	104,731,081
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,642,666	$121,234,786

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

DECEMBER 31, 2025 AND DECEMBER 31, 2024

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	YEARS ENDED DECEMBER 31,
	2025	2024

Revenue	$262,509	$-
Cost of revenues	(145,895)	-
Total Gross Profit	116,614	-

Operating expenses
General and administrative	3,132,219	1,093,468
Total operating expenses	3,132,219	1,093,468

Loss from operations	(3,015,605)	(1,093,468)

Non-operating income (expenses)
Interest income	113,866	132,349
Interest expense	(422,112)	(478,328)
Other income (expenses), net	464,346	(105,568)

Total non-operating income (expenses), net	156,100	(451,547)

Loss before income tax	(2,859,505)	(1,545,015)
Income tax expense	40,536	13,997

Net loss	(2,900,041)	(1,559,012)

Other comprehensive items
Foreign currency translation profit/(loss)	5,639,664	(4,046,604)

Comprehensive income/(loss)	$2,739,623	$(5,605,616)

Weighted average shares used for computing basic and diluted loss per share	15,177,260	8,561,881

Basic and diluted net loss per share	$(0.19)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2025 AND DECEMBER 31, 2024

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Common Stock		Additional Paid in	Statutory	Accumulated Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Capital	Reserve	Loss	Deficit	equity

Balance as of December 31, 2023	796,344	$7,963	$164,870,025	$15,191,645	$(10,326,595)	$(60,497,371)	$109,245,667

Net loss for the year	-	-	-	-	-	(1,559,012)	(1,559,012)

Conversion of long-term notes into common shares	106,901	1,069	950,895	-	-	-	951,964
Stock compensation expense	12,877	129	138,937	-	-	-	139,066
Foreign currency translation loss	-	-	-	-	(4,046,604)	-	(4,046,604)

Balance as of December 31, 2024	916,122	9,161	165,959,857	15,191,645	(14,373,199)	(62,056,383)	104,731,081

Net loss for the year	-	-	-	-	-	(2,900,041)	(2,900,041)

Conversion of long-term notes into common shares	1,423,058	2,044	2,707,492	-	-	-	2,709,536

Stock compensation expense	12,413	124	831,396	-	-	-	831,520

Offering of the common stock	18,600,285	33,003	32,104,828	-	-	-	32,137,831

Foreign currency translation loss	-	-	-	-	5,639,664	-	5,639,664

Balance as of December 31, 2025	20,951,878	44,332	201,603,573	15,191,645	(8,733,535)	(64,956,424)	143,149,591

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 DECEMBER 31, 2025 AND DECEMBER 31, 2024

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	YEARS ENDED DECEMBER 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,900,041)	$(1,559,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of OID and debt issuing costs of notes	-	573,983
Bad debt expense	-	200,000
Depreciation of fixed assets	(170)	119
Amortization of intangible assets	47,135	-
Stock compensation expense	831,520	-
Operating lease expenses	56,539	60,066
Interest expense	422,112	66,483
Advance to supplier	68,070,499	-
Other receivables	18,765	(1,228)
Accounts payable	1,259
Contract Liabilities	107,249	4,571
Taxes payable	185,657	-
Payment of lease liability	(56,539)	(60,066)
Accrued liabilities and other payables	124,798	499,945
Entrusted loan payable	-	(10,548,957)

Net cash generated from (used in) operating activities	66,908,783	(10,764,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term loan receivable increase	(156,751,655)	(55,660,131)
Short term loan receivable collection	58,028,628	66,691,327
Acquisition of Intangible assets	(750,000)	-

Net cash (used in) generated from investing activities	(99,473,027)	11,031,196

CASH FLOWS FROM FINANCING ACTIVITY:
Issuance of common stock	32,137,831	-
Net cash provided by financing activity	32,137,831	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH	441,228	(274,129)

NET INCREASE / (DECREASE) IN CASH	14,815	(7,029)
CASH, BEGINNING OF YEAR	25,341	32,370

CASH, END OF YEAR	$40,156	$25,341

Supplemental disclosure of cash information:
Income tax paid	38,551	$25,898
Interest paid	-	$-

Supplemental disclosure of non-cash information
Right-of-use asset obtained in exchange for lease liabilities	-	1,238,575
Conversion of notes into common shares	$2,709,536	$10,764,096

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company was once a pioneer in waste energy recycling and a developer of energy efficiency solutions for various energy intensive industries in China. We use Build-Operate-Transfer (“BOT”) model to provide energy saving and recovery facilities for multiple energy intensive industries in China. Our waste energy recycling projects allow customers which use substantial amounts of electricity to recapture previously wasted pressure, heat, and gas from their manufacturing processes to generate electricity. We currently offer waste energy recycling systems to companies for use in nonferrous metal plants. We construct our projects at our customer’s facility and the electricity produced is used on-site by the customer.

The Company is in the process of transforming and expanding into an energy storage integrated solution provider. and plan to pursue disciplined and targeted expansion strategies for market areas we currently do not serve. We actively seek and explore opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. The company signed an Operation and Maintenance Contract for power stations.

The Company’s organizational chart as of December 31, 2025 is as follows:

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

Principle of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of December 31, 2025. The revenue for the Company for the year ended December 31, 2025 or 2024 was US$172,668 and nil respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent liabilities at the balance sheet date, and the reported revenues and expenses during the reported period in the consolidated financial statements and accompanying notes. Significant accounting estimates include, but not limited to allowances for bad debt, income taxes, and contingencies and litigation, the valuation and carrying amount of intangible asset and revenue recognition. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources.

In accordance with Accounting Standards Codification (ASC) Topic 250, "Accounting Changes and Error Corrections," the effects of changes in such accounting estimates are recognized prospectively in the period of change and, if applicable, in future periods. These changes do not require the restatement of prior periods.

Revenue Recognition

The Company records income from perform operation and maintenance services to third parties in the period the income is earned, which is based on the service performance fulfilled over time. During the year ended December 31, 2025, the Company signed RMB3.0 million (US$0.4 million) per annum contracts and the contracts last for ten years based on the service period.

The Company recognizes revenue from contracts with customers in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for the goods and services transferred. The Company determines revenue recognition through the following steps:

(1)	Identification of the contract, or contracts, with a customer.

(2)	Identification of the performance obligations in the contract.

(3)	Determination of the transaction price.

(4)	Allocation of the transaction price to the performance obligations in the contract.

(5)	Recognition of revenue when, or as, a performance obligation is satisfied.

Operation and Maintenance Income

Once a contract is determined to be within the scope of ASC 606, the Company assesses the services promised within each contract and determines those that are performance obligations. The Company transfers service over time and satisfies a performance obligation and recognizes revenue over time.

Operating Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for an operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Right-of-use (“ROU asset”) asset represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2025 and December 31, 2024.

Operating leases are included in ROU and lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

Accounts receivable, net mainly represent amounts due from customers for goods delivered and services performed in the ordinary course of business and are recorded net of an allowance for credit loss, if any. The Company measures its allowance for credit losses based on expected collectability, in accordance with the Current Expected Credit Loss (CECL) model under U.S. GAAP (ASC 326). The Company considers many factors in assessing the collectability of its accounts receivable, such as the age of the amounts due, the payment history, creditworthiness, and the financial condition of the debtor. The Company generally does not require collateral from its customers. An allowance for credit loss is recorded, reflecting expected lifetime losses, in the period in which a loss is determined to be probable. Accounts receivables are written off against the allowance for credit loss after all means of collection have been exhausted and the potential for recovery is considered remote.

As of December 31, 2025 and December 31, 2024, the Company had no accounts receivable.

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

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of December 31, 2025 and December 31, 2024, the Company did not accrue allowance against short term loan receivables.

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

Intangible Asset, net

Intangible asset, net are stated at cost, net of accumulated amortization. Purchased intangible assets are initially recognized and measured at cost upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Smart Cloud Platform	10 years

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the years ended December 31, 2025 and 2024.

Contract liabilities

Contract liabilities represent advance payments collected from third-party payers. They represent obligations that will be satisfied by providing services to the customer.

As of December 31, 2025 and December 31, 2024, contract liabilities consisted of the following:

	2025	2024
Balance at the beginning of the year	$-	$-
Addition of cash received in advance	369,758	-
Deduction of revenue recognition	(262,509)	-
Balance at the end of the year	$107,249	$-

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At December 31, 2025 and December 31, 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, other receivables, accounts payable, current liabilities, taxes payable, notes payable, and accrued liabilities and other payables, approximate the fair value of the respective assets and liabilities as of December 31, 2025 and 2024 owing to their short-term or present value nature or present value of the assets and liabilities. For the period end December 31, 2025 and 2024, there are no transfers between different levels of inputs used to measure fair value.

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

For the years ended December 31, 2025 and 2024, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the years ended December 31, 2025 and 2024, 234 and 12,463 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this Update introduce to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The objective of the amendments is to provide clarity on the current interim reporting requirements. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The amendments in this Update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company’s management does not believe the adoption of ASU 2025-11 will have a material impact on its financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. SHORT TERM LOAN RECEIVABLES

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

As of December 31, 2025, the Company had $85,083,868 (RMB 595 million) short term loan to Xi’an TaiYing Energy Saving Technology Co., Ltd (“Xi’an TaiYing”), an unrelated party of the Company. The contract has a term of ten days, with daily interest of RMB 100,000. In 2025, the Company recognized seven-day capital utilization fee of $14,300 (RMB 100,000) per day for total of $100,100. To ensure the safety of the funds, before money was transferred to Xi’an Yingtai, Xi’an Yingtai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan.

As of December 31, 2025, the Company had $71,499,049 (RMB 500 million) short term loan to Xi’an Fenghui Company Management Co., Ltd (“Xi’an Fenghui”), an unrelated party of the Company. The contract has a term of ten days, with daily interest of RMB 80,000. In 2025, the Company recognized six-day capital utilization fee of $11,440 (RMB 80,000) per day for total of $68,640. To ensure the safety of the funds, before money was transferred to Xi’an Yingtai, Xi’an Fenghui handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. As of the date of this report, the Company has collected back RMB1,095 million in short term loan receivable.

4. ADVANCE TO SUPPLIERS

By 2025, Zhenran Co., Ltd (“Zhenran”) had completed the contract and developed the smart cloud platform. A total of $750,000 (RMB5,385,020) had been paid to Zhenran, with an additional $50,000 (RMB358,460) still due. The combined amount of $800,000 (RMB5,743,480) was transferred to intangible assets. Additionally, $200,000 previously set aside for bad debt provision in 2024 was reversed.

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

5. INTANGIBLE ASSET

Intangible assets are stated at amortized cost and consist of the following:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Smart Cloud Platform	$800,000	(47,135)	752,865
	800,000	(47,135)	752,865

Intangible asset, net are stated at cost, net of accumulated amortization. Purchased intangible assets are initially recognized and measured at cost upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method. The useful life of the Smart Cloud Platform is ten years, equal to the operation and maintenance service life for the third parties.

Future amortization expense for capitalized software is estimated as follows:

Amount
2026	$80,000
2027	80,000
2028	80,000
2029	80,000
2030	80,000
Thereafter	352,865
Total	752,865

6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2025 and December 31, 2024:

	2025	2024
Education and union fund and social insurance payable	$237,082	$227,137
Accrued payroll and welfare	250,212	230,029
Accrued litigation	2,497,136	2,392,383
Professional fee	254,035	253,307
Other	52,819	63,630
Total	$3,291,284	$3,166,486

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 15).

7. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2025 and December 31, 2024:

	2025	2024
Income tax	$7,607,201	$7,607,201
Other	40,049	20,021
Total	7,647,250	7,627,222
Current	4,296,625	4,276,597
Noncurrent	$3,350,625	$3,350,625

As of December 31, 2025, income tax payable included $7.61 million from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017 ($4.31 million included in current tax payable and $3.35 million noncurrent). An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years (until April, 2026) with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election, but did not pay the tax and expected to apply for extra extension due to the losses in the following consecutive years.

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

As of December 31, 2025 and December 31, 2024, deferred tax assets consisted of the following:

	2025	2024
Accrued expenses	$40,952	$621,948
Write-off Erdos TCH net investment in sales-type leases *	-	4,106,926
Impairment loss of Xi’an TCH’s investment into the HYREF fund	-	2,675,743
Impairment loss of Advance to Supplier	42,000	-
US NOL	619,442	1,270,461
PRC NOL	278	1,031,456
Total deferred tax assets	702,672	9,706,534
Less: valuation allowance for deferred tax assets	(702,672)	(9,706,534)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

As of December 31 2025, Xi’an TCH has repaid the principal of RMB77 million in November 2024, with interest still outstanding.

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

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note was due and payable on April 1, 2023. However, as of this report date, the Company did not repay the loan, and no any further action from the lender. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. The lender made an adjustment of $229,015 to increase the outstanding principal of the notes based on a forbearance agreement entered on September 14, 2022 resulting from the Company’s default event of being delinquent on SEC filings, the Company recorded the $229,015 principal adjustment as interest expense. During the year ended December 31, 2022, the Company amortized OID of $125,000 and recorded $456,655 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,650,000 in total for the delivery of 289,330 shares of the Company’s common stock. The Company recorded $108,910 loss on conversion of these notes in 2022. During the year ended December 31, 2023, the Company amortized OID of $31,250 and recorded $435,021 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,200,000 in total for the delivery of 571,448 shares of the Company’s common stock which was issued in 2023, and 165,081 shares was issued in January 2024. As of December 31, 2023, the outstanding principal balance of this note was $5,222,743 with accrued interest of $2,290. As of December 31, 2024, the outstanding principal balance of this note was $4,705,696 with accrued interest of $69,103. As of December 31, 2025, the outstanding principal balance of this note was $2,464,151 with accrued interest of $23,224. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

From January 5, 2026 to March 19, 2026, the Company entered into several Exchange Agreements with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes of $2,524,698 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 2,007,250 shares of the Company’s Common Stock, and fully completed the Promissory Note entered on April 2, 2021.

11. STOCKHOLDERS’ EQUITY

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the year ended December 31, 2025:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	1,652	100	-
Exercisable at January 1, 2025	1,652	100	-
Granted	234	100	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	(1,652)	100	-
Outstanding at December 31, 2025	234	100	-
Exercisable at December 31, 2025	234	100	-

12. STOCK-BASED COMPENSATION PLAN

Options to Employees and Directors

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Plan”) at its annual meeting. The total shares of Common Stock authorized for issuance during the term of the Plan is 12,463.  The Plan was effective immediately upon its adoption by the Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Plan’s effective date, or (ii) the date on which all shares available for issuance under the Plan shall have been issued as fully-vested shares. The stockholders approved the Plan at their annual meeting on June 19, 2015.

The following table summarizes option activity with respect to employees and independent directors for the year ended December 31, 2025:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	50	$155	2.32
Exercisable at January 1, 2025	50	$155	2.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2025	50	$155	1.32
Exercisable at December 31, 2025	50	$155	1.32

Restricted Stock

In April 2025, the Compensation Committee of the Company, which administers the Plan, granted two employees 12,413 shares of Common Stock (“Restricted Stock”) under the Plan, which grants vested immediately, subject to the Grantee remaining in continuous Service with the Corporation, in good standing, until such date.

In October 2025, the Company granted 290,000 restricted stocks to three new employees in the engineering department. These awards shall vest on six month anniversary of the date of grant, provided that the grantee has continuously provided services to the corporation through such vesting date.

The Company recognized US$918,948 share-based compensations for the year of 2025.

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

The US parent company, SPC is taxed in the US and, as of December 31, 2025, had net operating loss (“NOL”) carry forwards for income taxes of $5.17 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of December 31, 2025, the Company’s PRC subsidiaries had $608.79 thousand NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2025 and 2024:

	2025	2024
U.S. statutory rates benefit	(21)%	(21.0)%
Tax rate difference – current provision	0.4%	3.1%
Permanent differences	(3.1)%	2.7%
Change in valuation allowance	26.10%	15.2%
Tax expense per financial statements	2.4%	0%

The provision for income tax expense (benefit) for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Income tax expense – current	$40,536	$13,997
Total income tax expense	$40,536	$13,997

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2025 and December 31, 2024:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2025	Statutory reserve at December 31, 2024
Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 73,947,603 ($11,272,917)	¥ 73,947,603 ($11,272,917)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

16. LEASE

On January 1, 2024, Xi’an TCH entered into a lease for its office from January 1, 2024 through December 31, 2026. The monthly rent was RMB36,536 ($5,083) with half-year payment in advance. This lease expired in December 31, 2026.

The Company’s operating ROU assets and lease liabilities were as follows:

	December 31, 2025	December 31, 2024
Right-of-use asset, net	$61,092	$115,068
Current lease liability	$61,092	$58,529
Non-current lease liability	-	56,539
Total lease liability	61,092	115,068

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease cost – amortization of ROU	$62,696	$60,066
Operating lease cost – interest expense on lease liability	$1604	$5,063
Weighted Average Remaining Lease Term - Operating leases	2	2
Weighted Average Discount Rate - Operating leases	3.48%	3.48%

The following is a schedule, by years, of maturities of the office lease liabilities as of December 31, 2025:

For the year ended December 31, 2026	$62,696
Total undiscounted cash flows	62,696
Less: imputed interest	(1,604)
Present value of lease liabilities	61,092

17. SUBSEQUENT EVENTS

Except as set forth below, there were no events that occurred subsequent to December 31, 2025 that require adjustment to or disclosure in the consolidated financial statements.

On December 30, 2025, the Company filed a Registration Statement under Securities Act of 1933 with the Securities and Exchange Commission on Form S-1 (File No. 333-292500) for the offering in the aggregate of common stock, par value $0.001 per share. The registration statement was declared effective on February 13, 2026.

From January 5, 2026 to March 19, 2026, the Company entered into several Exchange Agreements with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes of $2,524,698 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 2,007,250 shares of the Company’s Common Stock, and fully completed the Promissory Note entered on April 2, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Powerr Corp.

Date: March 31, 2026	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer	March 31, 2026
Guohua Ku

/s/ Xiaoping Guo	Director	March 31, 2026
Xiaoping Guo

/s/ Yan Zhan	Director	March 31, 2026
Yan Zhan

/s/ LuLu Sun	Director	March 31, 2026
LuLu Sun

/s/ Zhongli Liu	Director	March 31, 2026
Zhongli Liu

/s/ Yongjiang Shi	Chief Financial Officer and Vice President	March 31, 2026
Yongjiang Shi