Form 10-Q
period 2026-03-31
Smart Powerr Corp.
filed 2026-05-15
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 22,959,128 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

SMART POWERR CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMART POWERR CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	MARCH 31, 2026	DECEMBER 31, 2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$158,793,720	$40,156
Short term loan receivables	-	156,751,655
Other receivables	66,782	32,853

Total current assets	158,860,502	156,824,664

NON-CURRENT ASSETS
Right-of-use asset, net	46,582	61,092
Intangible Asset, net	742,428	752,865
Fixed assets, net	4,101	4,045
Total non-current assets	793,111	818,002
TOTAL ASSETS	$159,653,613	$157,642,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$123,925	$122,240
Contract liabilities	108,727	107,249
Taxes payable	4,351,139	4,296,625
Accrued interest on notes	-	23,224
Notes payable, net of unamortized OID of $0 and $31,250, respectively	-	2,464,151
Accrued liabilities and other payables	3,164,994	3,291,284
Lease liability	62,472	61,092
Payable for purchase of 10% equity interest of Zhonghong	434,909	428,994
Interest payable on entrusted loans	347,591	347,591

Total current liabilities	8,593,757	11,142,450

NONCURRENT LIABILITIES
Taxes payable	3,350,625	3,350,625

Total noncurrent liabilities	3,350,625	3,350,625

Total liabilities	11,944,382	14,493,075

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,959,128 and 20,951,878 shares issued and outstanding	46,339	44,332
Additional paid in capital	204,587,504	201,603,573
Statutory reserve	15,191,645	15,191,645
Accumulated other comprehensive loss	(6,612,423)	(8,733,535)
Accumulated deficit	(65,503,834)	(64,956,424)
Total stockholders’ equity	147,709,231	143,149,591
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,653,613	$157,642,666

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

MARCH 31, 2026 AND 2025 (UNAUDITED)

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue	$108,353	$20,625
Cost of revenues	(53,683)	(11,806)
Total Gross Profit	54,670	8,819

Operating expenses
General and administrative	593,307	1,171,209
Total operating expenses	593,307	1,171,209

Loss from operations	(538,637)	(1,162,390)

Non-operating income (expenses)
Interest income	34,749	12,850
Interest expense	(60,662)	-
Other income, net	90,054	298,999

Total non-operating income, net	64,141	311,849

Loss before income tax	(474,496)	(850,541)
Income tax expense	72,914	33,919

Net loss	(547,410)	(884,460)

Other comprehensive items
Foreign currency translation profit	2,121,112	584,206

Comprehensive income/(loss)	$1,573,702	$(300,254)

Weighted average shares used for computing basic and diluted loss per share	21,431,637	10,207,087

Basic and diluted net loss per share	$(0.03)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Common Stock		Additional Paid in	Statutory	Accumulated Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Capital	Reserve	Loss	Deficit	equity
Balance as of December 31, 2024	916,122	9,161	165,959,857	15,191,645	(14,373,199)	(62,056,383)	104,731,081

Net loss for the year	-	-	-	-	-	(2,900,041)	(2,900,041)

Conversion of long-term notes into common shares	1,423,058	2,044	2,707,492	-	-	-	2,709,536

Stock compensation expense	12,413	124	831,396	-	-	-	831,520

Offering of the common stock	18,600,285	33,003	32,104,828	-	-	-	32,137,831

Foreign currency translation profit	-	-	-	-	5,639,664	-	5,639,664

Balance as of December 31, 2025	20,951,878	44,332	201,603,573	15,191,645	(8,733,535)	(64,956,424)	143,149,591

Net loss for the period	-	-	-	-	-	(547,410)	(547,410)

Conversion of long-term notes into common shares	2,007,250	2,007	2,546,031	-	-	-	2,548,038

Stock compensation expense	-	-	437,900	-	-	-	437,900

Foreign currency translation profit	-	-	-	-	2,121,112	-	2,121,112
Balance as of March 31, 2026	22,959,127	46,339	204,587,504	15,191,645	(6,612,423)	(65,503,834)	147,709,231

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

 (IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	THREE MONTHS PERIOD ENDED MARCH 31,
	2026	2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(547,410)	$(884,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	10,437	-
Operating lease expenses	15,890	15,104
Stock compensation expense	437,900	-
Interest expense	60,662	2,002
Advance to supplier	-	65,597,834
Other receivables	(31,078)	(44,649)
Contract liabilities	-	62,012
Taxes payable	53,961	33,994
Accrued liabilities and other payables	(126,289)	(154,492)
Net cash (used in) generated from operating activities	(125,927)	64,627,345

CASH FLOWS FROM INVESTING ACTIVITIES:

Short term loan receivable collection	156,840,314	55,986,881
Acquisition of Intangible assets	-	(784,877)

Net cash generated from investing activities	156,840,314	55,202,004

CASH FLOWS FROM FINANCING ACTIVITY:
Issuance of common stock	-	9,865,400
Net cash generated from financing activity	-	9,865,400

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2,039,177	(123,776)

NET INCREASE IN CASH	158,753,564	129,570,973
CASH, BEGINNING OF PERIOD	40,156	25,341

CASH, END OF PERIOD	$158,793,720	$129,596,314

Supplemental disclosure of non-cash information:
Conversion of long-term notes into common shares	$2,548,038	-

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Smart Powerr Corp. (the “Company” or “SPC”) was incorporated in Nevada, and was formerly known as China Recycling Entergy Corporation. The Company, through its subsidiaries, is transforming and expanding into an energy storage integrated solution provider business in the Peoples Republic of China (“PRC”). The Company actively seek and explore opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

The Company’s organizational chart as of March 31, 2026 is as follows:

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

Principle of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Shaanxi Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Xi’an Zhonghong Energy Technology Co., Ltd (“Zhonghong”), 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”), 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of March 31, 2026. There was US$108,353 and US$20,625 for the Company for the three months ended March 31, 2026 or 2025. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the three months ended March 31, 2026 and 2025, the Company had a net loss of $547,410 and $884,460, respectively. The Company had an accumulated deficit of $65,503,834 as of March 31, 2026. The Company is transforming and expanding into an energy storage integrated solution provider business and has produced revenue since 2025. The Company actively seek and explore opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026 and December 31, 2025, the Company had no accounts receivable.

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

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of March 31, 2026 and December 31, 2025, the Company did not accrue allowance against short term loan receivables.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the three months ended March 31, 2026 and 2025.

Contract liabilities

Contract liabilities represent advance payments collected from third-party payers. They represent obligations that will be satisfied by providing services to the customer.

As of March 31, 2026 and December 31, 2025, contract liabilities consisted of the following:

	2026	2025
Balance at the beginning of the period	$107,249	$-
Addition of cash received in advance	-	369,758
Deduction of revenue recognition	-	(262,509)
Effect of exchange rate change on cash	1,478	-
Balance at the end of the period	$108,727	$107,249

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

Cost of Sales

Cost of sales consists primarily of the labor costs of the operation and maintenance services.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At March 31, 2026 and December 31, 2025, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, other receivables, accounts payable, current liabilities, taxes payable, notes payable, and accrued liabilities and other payables, approximate the fair value of the respective assets and liabilities as of March 31, 2026 and December 31, 2025 owing to their short-term or present value nature or present value of the assets and liabilities. For the period end March 31, 2026 and December 31, 2025, there are no transfers between different levels of inputs used to measure fair value.

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

For the three months ended March 31, 2026 and 2025, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the years ended March 31, 2026, 234 and 290,000 shares purchasable under warrants and restricted stock were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

As of December 31, 2025, the Company had $85,083,868 (RMB 595 million) short term loan to Xi’an TaiYing Energy Saving Technology Co., Ltd (“Xi’an TaiYing”), an unrelated party of the Company. The contract has a term of ten days, with daily interest of RMB 100,000. In 2025, the Company recognized seven-day capital utilization fee of $14,300 (RMB 100,000) per day for total of $100,100. To ensure the safety of the funds, before money was transferred to Xi’an Yingtai, Xi’an Yingtai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. In the first quarter of 2026, the Company has collected back full amount in short term loan receivable.

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

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB595.0 million) for purchasing the energy storage battery systems. As of December 31, 2023, the Company made a prepayment to Bangyu of $67.2 million (RMB476.0 million). The Company is transforming and expanding into an energy storage integrated solution provider business and has produced revenue since 2025. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. On March 11, 2025, a termination agreement was signed. As Bangyu failed to fulfill the contract terms, our company reclaimed the advance payment of RMB476.0 million in March 2025.

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

5. INTANGIBLE ASSET

Intangible assets are stated at amortized cost and consist of the following:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Smart Cloud Platform	$800,000	(47,135)	752,865
	800,000	(47,135)	752,865

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Smart Cloud Platform	$800,000	(57,572)	742,428
	800,000	(57,572)	742,428

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

The amortization for the three months ended March 31, 2026 was $10,437. The future amortization expense for capitalized software is estimated as follows:

Amount
2026	$69,563
2027	80,000
2028	80,000
2029	80,000
2030	80,000
Thereafter	352,865
Total	742,428

6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Education and union fund and social insurance payable	$240,351	$237,082
Accrued payroll and welfare	253,423	250,212
Accrued litigation	2,531,563	2,497,136
Professional fee	77,863	254,035
Other	61,794	52,819
Total	$3,164,994	$3,291,284

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 15).

7. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Income tax	$7,607,201	$7,607,201
Other	94,563	40,049
Total	7,701,764	7,647,250
Current	4,351,139	4,296,625
Noncurrent	$3,350,625	$3,350,625

As of March 31, 2026, income tax payable included $7.61 million from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017 ($4.26 million included in current tax payable and $3.35 million noncurrent). An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years (until April, 2026) with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election, but did not pay the tax and expected to apply for extra extension due to the losses in the following consecutive years.

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

As of March 31, 2026 and December 31, 2025, deferred tax assets consisted of the following:

	March 31, 2026	December 31, 2025
Accrued expenses	$5,875	$40,952
Impairment loss of Advance to Supplier	-	42,000
US NOL	33,128	619,442
PRC NOL	6	278
Total deferred tax assets	39,009	702,672
Less: valuation allowance for deferred tax assets	(39,009)	(702,672)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

From January 5, 2026 to March 19, 2026, the Company entered into several Exchange Agreements with the lender. Pursuant to the Agreement, the Company and Lender partitioned Promissory Notes with accrued interest on note totaling $2,548,038 from the original Promissory Note once entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 2,007,250 shares of the Company’s Common Stock in the first quarter of 2026, and fully completed the Promissory Note entered on April 2, 2021.

11. STOCKHOLDERS’ EQUITY

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the year ended March 31, 2026:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2025	1,652	100	-
Exercisable at January 1, 2025	1,652	100	-
Granted	234	100	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	(1,652)	100	-
Outstanding at December 31, 2025	234	100	-
Exercisable at December 31, 2025	234	100	-
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at March 31, 2026	234	100	-
Exercisable at March 31, 2026	234	100	-

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

The following table summarizes option activity with respect to employees and independent directors for the three months ended March 31, 2026:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2026	50	$155	2.32
Exercisable at January 1, 2026	50	$155	2.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2026	50	$155	1.32
Forfeited	(50)	155	1.32
Exercisable at March 31, 2026	-	$-	-

Restricted Stock

In April 2025, the Compensation Committee of the Company, which administers the Plan, granted two employees 12,413 shares of Common Stock (“Restricted Stock”) under the Plan, which grants vested immediately, subject to the Grantee remaining in continuous Service with the Corporation, in good standing, until such date.

In October 2025, the Company granted 290,000 restricted stocks to three new employees in the engineering department. These awards shall vest on six-month anniversary of the date of grant, provided that the grantee has continuously provided services to the corporation through such vesting date.

The Company recognized US$437,900 and nil share-based compensations for the three months ended March 31, 2026 and 2025.

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

The US parent company, SPC is taxed in the US and, as of March 31, 2026, had net operating loss (“NOL”) carry forwards for income taxes of $5.17 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of March 31, 2026, the Company’s PRC subsidiaries had $7.8 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
U.S. statutory rates benefit	(21)%	(21)%
Tax rate difference – current provision	(9.3)%	3.1%
Permanent differences	(8.9)%	2.7%
Change in valuation allowance	54.6%	15.2%
Tax expense per financial statements	15.4%	0%

The provision for income tax expense for the three months ended March 31, 2026 and 2025 consisted of the following:

	March 31, 2026	March 31, 2025
Income tax expense – current	$72.914	$33,919
Total income tax expense	$72,914	$33,919

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of March 31, 2026 and December 31, 2025:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at March 31, 2026	Statutory reserve at December 31, 2025
Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 73,947,603 ($11,272,917)	¥ 73,947,603 ($11,272,917)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

The Company’s operating ROU assets and lease liabilities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December31, 2025
Right-of-use asset, net	$46,582	$61,092
Current lease liability	$62,472	$61,092
Non-current lease liability	-	-
Total lease liability	62,472	61,092

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

	March 31, 2026	December 31, 2025
Operating lease cost – amortization of ROU	$63,560	$62,696
Operating lease cost – interest expense on lease liability	$1,088	$1,604
Weighted Average Remaining Lease Term - Operating leases	0.75	1
Weighted Average Discount Rate - Operating leases	3.48%	3.48%

The following is a schedule, by years, of maturities of the office lease liabilities as of March 31, 2026:

For the year ended December 31, 2026	$63,560
Total undiscounted cash flows	63,560
Less: imputed interest	(1,088)
Present value of lease liabilities	62,472

17. SUBSEQUENT EVENTS

On April 10, 2026, the Company entered into a note purchase agreement with Streeterville Capital, LLC, (“Lender”) pursuant to which the Company issued and sold to the Lender a secured promissory note in the original principal amount of $1,050,000 (the “A-1 Note”). The A-1 Note carries an original issue discount of $50,000, and the Company agreed to pay $15,000 to the Lender to cover its legal, accounting and due diligence expenses, which will be added to the outstanding principal balance of the A-1 Note on the First Closing Date. The A-1 Note transaction closed on April 10, 2026, the First Closing Date, at which time Lender paid $1,000,000 to the Company.

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

The Company is transforming and expanding into an energy storage integrated solution provider business and has produced revenue since 2025. We actively seek and explore opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

On May 1, 2026, we received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive trading days, the Company was no longer in compliance with the requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Further, the Notice stated that, pursuant to Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for any compliance period specified in Rule 5810(c)(3)(A) due to the fact that the Company has effected a reverse stock split over the prior one-year period. The Company requested an appeal of such determination to Nasdaq’s Hearings Panel (the “Panel”) on May 7, 2026. The hearing request will automatically stay any suspension or delisting action pending the hearing and the expiration of any additional extension period if granted by the Panel following the hearing.

RESULTS OF OPERATIONS

Comparison of Operating Results for the three months ended March 31, 2026 and 2025

The following table sets forth our operating results for the designated periods, expressed as a percentage of net sales.

	2026	% of Sales	2025	% of Sales
Sales	$108,353	100%	$20,625	100%
Cost of sales	(53,683)	(50)%	(11,806)	(57)%
Gross profit	54,670	50%	8,819	43%
Total operating expenses	593,307	548%	1,171,209	5,679%
Loss from operations	(538,637)	(497)%	(1,162,390)	(5,636)%
Total non-operating income, net	64,141	59%	311,849	1,512%
Loss before income tax	(474,496)	(438)%	(850,541)	(4,124)%
Income tax expense	72,914	67%	33,919	164%
Net loss	(547,410)	(505)%	$(884,460)	(4,288)%

SALES.

Total sales for the three months ended March 31, 2026, amounted to $108,353. The company signed an Operation and Maintenance Contract for power stations. The contract has total amount RMB3.0 million (US$0.4 million) per annum, starting from 2025 to 2035 for 10 years with third parties. The Company recognized the revenue based on the time period.

COST OF SALES.

Cost of sales (“COS”) for the three months ended March 31, 2026, was $53,683.

GROSS PROFIT.

For the three months ended March 31, 2026, the gross margin was 50%.

OPERATING EXPENSES.

Operating expenses consisted of general and administrative expenses (“G&A”) totaling $593,307 for the three months ended March 31, 2026, compared to $1,171,209 for the three months ended March 31, 2025. This represented a decrease of $577,902 period-over-period due to expenses control in the company.

NET NON-OPERATING INCOME.

Net non-operating income (expenses) consisted of gain or loss from note conversion, interest income, interest expenses, and other miscellaneous expenses. For the three months ended March 31, 2026, net non-operating income were $64,141 compared to non-operating income of $311,849 for the three months ended March 31, 2025. The primary reason was the reversal of a $200,000 provision for impaired prepayments in the first quarter of 2025, which did not incur in 2026.

INCOME TAX EXPENSE.

Income tax expense was $72,914 for the three months ended March 31, 2026, compared with income tax expense of $33,919 for the three months ended March 31, 2025. In 2026, Management concluded that the realizability of related tax benefits from these losses was uncertain due to the continuing operating losses at the US parent company. Accordingly, a 100% valuation allowance was provided against the deferred tax asset.

NET LOSS.

Net loss for the three months ended March 31, 2026, was $547,410 compared to loss of $884,460 for the three months ended March 31, 2025, representing a decrease in net loss of $337,050. The decrease in net loss was mainly driven by control on the operating expenses and revenue recognized due to new contract obtained.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of three months ended March 31, 2026, and 2025

As of March 31, 2026, the Company maintained cash and equivalents of $158.8 million, other current assets (excluding cash and equivalents) of $66,782, current liabilities of $8.6 million, and working capital of $150.3 million, with a current ratio of 18.5 and a debt-to-equity ratio of 0.09:1.

The following is a summary of cash flows provided by or used in each of the indicated types of activities, for the three- months periods ended March 31, 2026, and 2025:

	March 31, 2026	March 31, 2025
Cash provided by (used in):
Operating Activities	$(125,927)	$64,627,345
Investing activities	156,840,314	55,202,004
Financing activity	-	9,865,400

Net cash used in operating activities was $(125,927) for the three months ended March 31, 2026, compared to $64.6 million net cash provided for the three months ended March 31, 2025. The decrease in net cash inflow for the three months ended March 31, 2026, was mainly driven by the collection of $65.6 million in advance payments to suppliers, which generated cash inflows in Q1 2025 and no such event happened in Q1 2026.

Net cash provided by investing activities was $156.84 million and $55.20 million respectively for the three months ended March 31, 2026, and 2025. As of March 31, 2026, the Company has collected back US$156.8 million in short term loan receivable.

There was no net cash provided by financing activities during the three months ended March 31, 2026.

We believe that inflation did not have or is not expected to have a significant adverse impact on our operating results in 2026.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to appropriate a statutory reserve from its after-tax profit before declaring or paying dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are classified as below:

	As of
	March 31, 2026	March 31, 2025
Unrestricted accumulated deficit	$(65,065,934)	$(62,940,843)
Restricted retained earnings (surplus reserve fund)	15,191,645	15,191,645
Total accumulated deficit	$(49,874,289)	$(47,749,198)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of March 31, 2026, are as follows:

	1 year	More than	See Note
Contractual Obligation	or less	1 year	(for details)
Lease liability obligation	$62,472	$-	16
Total	$62,472	$-

The Company believes it has sufficient cash as of March 31, 2026, and a sufficient channel to obtain any loans that may be necessary to meet its working capital needs from commercial institutions.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by this Report. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

With the participation of the Company’s management, including its CEO and CFO, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31,2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this Report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company and accordingly we are not required to provide information required by this Item. Our risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K. The risk factors set forth below supplement those disclosures and should be read together with the risk factors in our Annual Report. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report during the three months ended March 31, 2026. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K and the registration statement as referenced above. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Risks Related to Owning Our Common Stock

We have received a notice of delisting or failure to satisfy a continued listing rule from Nasdaq. If we are unable to regain or maintain compliance, our common stock could be delisted, which could adversely affect our stock price, liquidity, and ability to raise capital.

On May 1, 2026, we received a notice of delisting from the Nasdaq Stock Market, LLC. The notice stated that we had fallen below compliance with respect to the continued listing standard set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules because the closing bid price of our common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share. Pursuant to Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for any compliance period specified in Rule 5810(c)(3)(A) due to the fact that the Company has effected a reverse stock split over the prior one-year period.

The Company requested an appeal of such determination to Nasdaq’s Hearings Panel on May 7, 2026. The hearing request will automatically stay any suspension or delisting action pending the hearing and the expiration of any additional extension period if granted by the Panel following the hearing. In the event that the Company regains compliance with the Bid Price Rule prior to any scheduled hearing date, then a hearing may not be necessary, as the Company may be mooted out of the hearings process. The Company intends to take all reasonable measures available to regain compliance under the Bid Price Rule and remain listed on Nasdaq, including such actions as effecting a reverse stock split. There can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will be able to regain compliance and thereafter maintain its listing on Nasdaq.

Delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTC market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements of Section 16 Reporting Persons.

During the quarterly period ended March 31, 2026, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.5	Certificate of Change filed with the Secretary of State of Nevada (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 18, 2025).

3.6	Certificate of Change (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-8 dated October 15, 2025).

3.7	Certificate of Amendment (filed as Exhibit 3.6 to the Company’s Registration Statement on Form S-8 dated October 15, 2025).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

4.2*	Description of Securities

4.3	Form of Pre-Funded Warrants (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

4.4	Form of Warrants (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 23, 2025)

4.5	Form of A-1 Note ( file as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 16, 2026)

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2022).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021(filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2022).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. 2019 dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.35	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.38	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020(filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

10.39	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.40	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.42	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.43	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.44	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.47	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.51 to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.52	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.53 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.53	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.54 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.54	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.55 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.55	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.56 to the Company’s annual report on Form 10-K dated May, 8, 2023)

10.56	Exchange Agreements dated as of December 29, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s annual report on Form 10-K dated April 11, 2024)

10.57	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated December 25, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2024)

10.58	Form of Securities Purchase Agreement between the Company and certain Purchasers, dated February 18, 2025(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2025)

10.59	Form of Stock Purchase Agreement between the Company and certain Purchasers, dated March 4, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2025)

Form of Exchange Agreement between the Company and certain Lender, dated March 6, 2025 (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K dated March 28 , 2025)

10.60	China Recycling Energy Corporation Omnibus Equity Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated April 18, 2025)

10.61	Exchange Agreement dated as of July 22, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.61 to the Company’s quarterly report on Form 10-Q dated August 13, 2025)

10.62	Exchange Agreement dated as of July 31, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.62 to the Company’s quarterly report on Form 10-Q dated August 13, 2025)

10.63	Exchange Agreement dated as of August 8, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.63 to the Company’s quarterly report on Form 10-Q dated August 13, 2025)

10.64	Exchange Agreement dated as of August 15, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.64 to the Company’s quarterly report on Form 10-Q dated November 13, 2025)

10.65	Exchange Agreement dated as of September 4, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.65 to the Company’s quarterly report on Form 10-Q dated November 13, 2025)

10.66	Exchange Agreement dated as of September 22, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.66 to the Company’s quarterly report on Form 10-Q dated November 13, 2025)

10.67	Exchange Agreement dated as of September 26, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.67 to the Company’s quarterly report on Form 10-Q dated November 13, 2025)

10.68	Exchange Agreement dated as of October 9, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.68 to the Company’s quarterly report on Form 10-Q dated November 13, 2025)

10.69	Exchange Agreement dated as of October 24, 2025 by and between the Company and Bucktown Capital, LLC (filed as Exhibit 10.69 to the Company’s quarterly report on Form 10-Q dated November 13, 2025)

10.70	Form of Inducement Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s registration statement on Form S-8 dated October 15, 2025)

10.71	Form of Securities Purchase Agreement between the Company and certain accredited Investors, dated October 23, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2025)

10.72	Form of Registration Rights Agreement by and among the Company and certain Purchasers dated October 23, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2025)

10.73	First Amendment to Securities Purchase Agreement by and among the Company and certain Purchasers dated October 23, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2025)

10.74	Form of Exchange Agreement between the Company and Bucktown Capital, LLC, dated January 5, 2026 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K dated March 31, 2026)

10.75	Form of Exchange Agreement between the Company and Bucktown Capital, LLC, dated February 10, 2026 (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K dated March 31, 2026)

10.76	Form of Exchange Agreement between the Company and Bucktown Capital, LLC, dated March 16, 2026 (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K dated March 31, 2026)

10.77	Form of Exchange Agreement between the Company and Bucktown Capital, LLC, dated March 18, 2026 (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K dated March 31, 2026)

10.78	Form of Exchange Agreement between the Company and Bucktown Capital, LLC, dated March 19, 2026 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K dated March 31, 2026)

10.79	Form of Note Purchase Agreement dated April 10, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2026)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

19.1	Insider Trading Policy, dated November 25, 2009. (filed as Exhibit 19.1 to the Company’s annual report on Form 10-K dated May, 8, 2023)

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART POWERR CORP.

Date: May 15, 2026	By:	/s/ Guohua Ku
	Name:	Guohua Ku
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Yongjiang Shi
	Name:	Yongjiang Shi
	Title:	Chief Financial Officer
(Principal Financial Officer)